Form 10-Q
period 1997-09-30
STC BROADCASTING INC
filed 1997-11-12
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER: 333-29555
                                                ---------
                             STC BROADCASTING, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                                    75-2676358
(State or other jurisdiction of incorporation                            (I.R.S. Employer
or organization)                                                       Identification Number)

3839 4th STREET NORTH, SUITE 420                                          (813) 821-7900
ST. PETERSBURG, FLORIDA  33703                                            (Registrant's telephone
(Address of principal executive offices)                             number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [ ]      No       [X]

As of November 12, 1997, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                TABLE OF CONTENTS


                                                                                        PAGE
PART I            FINANCIAL INFORMATION

         ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                           Consolidated Balance Sheets as of March 1, 1997
                              and September 30, 1997                                    2 - 3

                           Consolidated Statements of Operations for the
                              Seven Months and Three Months Ended
                              September 30, 1997                                        4

                           Proforma Combined Statements of Operations for the
                              Three Months Ended September 30, 1997 and 1996            5

                           Proforma Combined Statements of Operations for the
                              Nine Months Ended September 30, 1997 and 1996             6

                           Consolidated Statement of Stockholders' Equity
                              for the Seven Months Ended September 30, 1997             7

                           Consolidated Statement of Cash Flows for the
                              Seven Months Ended September 30, 1997                     8

                           Notes to Unaudited Consolidated Financial Statements         9 - 10

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                          11 - 16


PART II           OTHER INFORMATION

         ITEM 2            CHANGES IN SECURITIES                                        17

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K                             17

                           SIGNATURE                                                    18

Item 1.           Financial Statements

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


ASSETS                                                       September 30, 1997      March 1, 1997
                                                             ------------------      -------------
                                                                 (Unaudited)           (Audited)
CURRENT ASSETS:
   Cash and equivalents                                          $  7,248,854      $     879,455
                                                                 ------------      -------------
   Accounts receivable, net of allowance for doubtful
      accounts of $277,000 at September 30 and
      $297,000 at March 1                                           7,025,487          6,967,985
   Program rights                                                   3,642,941          3,623,712
   Other current assets                                             1,262,322            508,812
                                                                 ------------      -------------

      Total Current Assets                                         19,179,604         11,979,964

PROPERTY & EQUIPMENT, net                                          25,989,469         26,920,478
                                                                 ------------      -------------

INTANGIBLE ASSETS, net
   FCC licenses                                                    29,659,173         30,858,162
   Network affiliation agreements                                  93,920,716         97,717,514
   Other                                                            1,843,536          1,889,276
                                                                 ------------      -------------

      Net Intangible Assets                                       125,423,425        130,464,952
                                                                 ------------      -------------

OTHER ASSETS
   Deferred acquisition and financing costs
      net of accumulated amortization of
      $709,782 at September 30                                      7,896,343          4,164,490
   Program rights                                                   5,315,187          7,116,358
                                                                 ------------      -------------

      Total Other Assets                                           13,211,530         11,280,848
                                                                 ------------      -------------

      Total Assets                                               $183,804,028       $180,646,242
                                                                 ============       ============



See accompanying notes

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)


LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      September 30, 1997            March 1, 1997
                                                      ------------------            -------------
                                                         (Unaudited)                  (Audited)

CURRENT LIABILITIES
   Accounts payable                                        $  1,406,439             $    755,940
   Accrued interest                                             458,361                       --
   Accrued compensation                                         547,025                   76,210
   Accrued other                                                441,962                  376,610
   Revolving Credit Facility                                         --               90,800,000
   Program rights payable                                     3,689,775                3,623,441
                                                           ------------             ------------

      Total Current Liabilities                               6,543,562               95,632,201

SENIOR SUBORDINATED NOTES                                   100,000,000                       --

PROGRAM RIGHTS PAYABLE                                        5,619,850                7,502,059

REDEEMABLE PREFERRED STOCK                                   31,029,546               28,500,000

STOCKHOLDER'S EQUITY
   Common stock, par value $.01 per share
      Authorized, issued and outstanding 1,000 shares                10                       10
   Additional paid in capital                                49,011,972               49,011,972
   Accumulated deficit                                       (8,400,912)                      --
                                                           ------------             ------------
      Total Stockholder's Equity                             40,611,070               49,011,982
                                                           ------------             ------------

      Total Liabilities & Stockholder's Equity             $183,804,028             $180,646,242
                                                           ============             ============

See accompanying notes

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
         For the Seven Months and Three Months Ended September 30, 1997
                                   (Unaudited)

                                                           Seven Months             Three Months
                                                              Ended                    Ended
                                                        September 30, 1997       September 30, 1997
                                                        ------------------       ------------------
Net revenues                                               $ 22,560,428             $  9,121,730

Operating expenses                                            5,343,813                2,421,672
Amortization of program rights                                2,126,703                  914,095
Selling, general and administrative expenses                  5,203,562                2,161,267
Trade and barter expense                                        869,080                  429,382
Depreciation of property and equipment                        2,144,817                  902,872
Amortization of intangibles and other assets                  5,782,236                2,447,389
Corporate overhead                                              829,898                  371,695
                                                           ------------             ------------

Operating income (loss)                                         260,319                 (526,642)
                                                           ------------             ------------

Interest income                                                 252,049                  130,113
Interest expense                                             (6,308,653)              (2,751,530)
Other expense, net                                              (15,081)                 (14,969)
                                                           ------------             ------------
Net (loss) before provision for income taxes                 (5,811,366)              (3,163,028)
Provision for state income taxes                                 60,000                   36,000
                                                           ------------             ------------
Net (loss) after taxes                                       (5,871,366)              (3,199,028)
Preferred dividend accretion                                 (2,529,546)              (1,084,091)
                                                           ------------             ------------
Net (loss) applicable to common shareholders               $ (8,400,912)            $ (4,283,119)
                                                           ============             ============
Loss per common share                                      $  (8,400.91)            $  (4,283.12)
                                                           ============             ============
Weighted average number of common shares outstanding              1,000                    1,000
                                                           ============             ============

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                    Proforma Combined Statement of Operations
             For the Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                1997                    1996
                                                           -------------            -------------

Net revenues                                               $  9,121,730             $  9,033,786

Operating expenses                                            2,421,672                2,228,521
Amortization of program rights                                  914,095                  897,175
Selling, general and administrative expenses                  2,161,267                2,135,197
Trade and barter expense                                        429,382                  357,375
Depreciation of property and equipment                          902,872                1,257,120
Amortization of intangibles and other assets                  2,447,389                1,474,250
Corporate overhead                                              371,695                  174,997
                                                           ------------             ------------

Operating income (loss)                                        (526,642)                 509,151
                                                           ------------             ------------

Interest income                                                 130,113                       --
Interest expense                                             (2,751,530)              (1,514,590)
Other expense, net                                              (14,969)                 (31,140)
                                                           ------------             ------------
Net (loss) before provision for income taxes                 (3,163,028)              (1,036,579)
Provision for state income taxes                                 36,000                       --
                                                           ------------             ------------
Net (loss) after taxes                                       (3,199,028)              (1,036,579)

Preferred dividend accretion                                 (1,084,091)                      --
                                                           ------------             ------------
Net loss applicable to common shareholders                 $ (4,283,119)            $ (1,036,579)
                                                           ============             ============


Notes:
-----

1997
----
STC Broadcasting, Inc. actual for the three months ended September 30, 1997.

1996
----
Smith/Jupiter actual for the three months ended September 30, 1996. No provision for income taxes has been shown since income and loss of the Partnerships is required to be reported by the partners on their respective income tax returns.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                    Proforma Combined Statement of Operations
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                               1997                     1996
                                                           ------------             ------------
Net revenues                                               $ 27,788,309             $ 26,433,189

Operating expenses                                            6,802,150                6,764,678
Amortization of program rights                                2,747,119                2,679,777
Selling, general and administrative expenses                  6,729,485                6,414,108
Trade and barter expense                                      1,050,512                  759,433
Depreciation of property and equipment                        2,901,816                3,545,460
Amortization of intangibles and other assets                  6,759,120                4,464,915
Corporate overhead                                              975,898                  515,136
                                                           ------------             ------------

Operating loss                                                 (177,791)               1,289,682
                                                           ------------             ------------

Interest income                                                 272,711                       --
Interest expense                                             (7,271,573)              (4,560,605)
Other income, net                                                 3,441                1,483,883
                                                           ------------             ------------
Net (loss) before provision for income taxes                 (7,173,212)              (1,787,040)
Provision for state income taxes                                 60,000                       --
                                                           ------------             ------------
Net (loss) after taxes                                       (7,233,212)              (1,787,040)

Preferred dividend accretion                                 (2,529,546)                      --
                                                           ------------             ------------
Net loss applicable to common shareholders                 $ (9,762,758)            $ (1,787,040)
                                                           ============             ============



Note:
----

1997
----
The above statement combines the seven months ended September 30, 1997 for STC Broadcasting, Inc. and the two months ended February 28, 1997 for Jupiter/Smith.

1996
----
The above statement is Jupiter/Smith proforma amounts for the nine months ended September 30, 1996 which includes KSBW-TV from January 1, 1996. No provision for income taxes has been shown since income and loss of the Partnerships is required to be by the partners on their respective income tax returns.

                     STC BROADCASTING, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity
                  For the Seven Months Ended September 30, 1997
                                   (Unaudited)

                                                                                         Total
                                   Common        Additional        Accumulated       Stockholder's
                                    Stock      Paid-in Capital       Deficit            Equity
                                   ----------------------------------------------------------------
Balance at inception               $  --         $        --      $        --       $         --

Net (loss) applicable
   to common shareholder              --                  --       (8,400,912)        (8,400,912)

Issuance of common stock              10          49,011,972               --         49,011,982
                                   -----         -----------      -----------       ------------
Balance at September 30, 1997      $  10         $49,011,972      $(8,400,912)      $ 40,611,070
                                   =====         ===========      ===========       ============

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                  For the Seven Months Ended September 30, 1997
                                   (Unaudited)

Cash Flows From Operating Activities
------------------------------------

Net (loss) after taxes                                                       $  (5,871,366)
Adjustments to reconcile net (loss) after taxes
   to net cash provided by operating activities:
   Depreciation of property and equipment                                        2,144,817
   Amortization of intangibles and other assets                                  5,782,236
   Amortization of program rights                                                2,126,703
   Payments on program rights                                                   (2,160,633)
   Loss on disposal of property and equipment                                       13,692
Change in operating assets and liabilities
   net of effects from acquired stations:
   Accounts receivable                                                            (360,416)
   Other current assets                                                         (1,056,711)
   Accounts payable and accrued expenses                                         2,093,746
                                                                             -------------
   Net cash provided by operating activities                                     2,712,068
                                                                             -------------
Cash Flows From Investing Activities
------------------------------------

Acquisition of Jupiter/Smith stations                                         (163,141,571)
Capital expenditures                                                            (1,227,500)
                                                                             -------------
   Net cash used in investing activities                                      (164,369,071)
                                                                             -------------
Cash Flows from Financing Activities
------------------------------------

Proceeds from borrowing under credit agreement                                  90,800,000
Proceeds from senior subordinated notes                                        100,000,000
Repayment of credit agreement                                                  (90,800,000)
Proceeds from sale of preferred stock, net                                      28,500,000
Proceeds from sale of common stock, net                                          49,011,982
Deferred acquisition and debt refinancing
   costs incurred                                                               (8,606,125)
                                                                             -------------
   Net cash provided by financing activities                                   168,905,857
                                                                             -------------
Net increase in cash                                                             7,248,854
Cash and cash equivalents at inception                                                   0
                                                                             -------------
Cash and cash equivalents at end of period                                   $   7,248,854
                                                                             =============
Supplemental disclosure of cash flow information

Non cash items
    Preferred dividend accretion                                             $   2,529,546
    Exchange offer on Senior Subordinated Notes                              $ 100,000,000

                     STC BROADCASTING, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements at September 30, 1997
                                   (Unaudited)

1.  Principles of Consolidation

The accompanying consolidated financial statements include those of STC Broadcasting, Inc. and its subsidiaries (the "Company"). As of September 30, 1997, the Company owned and operated the following commercial television stations.

                                                                   Network
Station                                  Market                  Affiliation
-------                                  ------                  -----------
WEYI-TV                    Flint, Saginaw-Bay City, Michigan         NBC

WROC-TV                    Rochester, New York                       CBS

KSBW-TV                    Salinas and Monterey, California          NBC

WTOV-TV                    Wheeling, West Virginia and
                           Steubenville, Ohio                        NBC

All common shares of the Company are owned by Sunrise Television Corp. ("Sunrise"). The Company was incorporated on November 1, 1996 and acquired the above stations on March 1, 1997. Significant intercompany transactions and accounts have been eliminated. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements are condensed interim financial statements and do not include all disclosures and footnotes required by general accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto as of March 1, 1997 included in the previously filed Company's Registration Statement on Form S-1. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of results for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  Acquisitions

On March 1, 1997, the Company acquired four television stations (the "Stations") from Jupiter/Smith TV Holdings, L.P. and Smith Broadcasting Partners, L.P. for approximately $163,142,000 including working capital. The financial statements reflect the acquisition of the Stations under the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The acquisition price was allocated as follows:

                  Property & Equipment               $   26,920,000
                  Intangible                         $  130,500,000
                  Working Capital                    $    5,722,000
                                                     --------------
                                                     $  163,142,000
                                                     ==============

The transaction was funded by $90,800,000 borrowing under the Credit Agreement (as defined below) and the sale of preferred and common stock in the approximate amount of $77,500,000, which is net of approximately $1,000,000 in expenses.

On October 1, 1997, the Company consummated the acquisition of WJAC, Incorporated ("WJAC") for approximately $36,000,000 including working capital. The transaction was funded by $17,000,000 of borrowing under the Credit Agreement (as defined below), $15,000,000 of additional equity contribution provided by Sunrise and available cash.

3.  Long Term Debt

On March 25, 1997, the Company completed a private placement of $100,000,000 principal amount of its 11% Senior Subordinated Notes (the "Old Notes") due March 15, 2007. Proceeds from the sale of the Old Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's existing bank credit agreement (the "Credit Agreement"). The remaining net proceeds from the sale of the Old Notes were used to acquire WJAC and general working capital purposes.

On September 26, 1997, the Company completed an exchange offer in which all of the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the "New Notes") of the Company having substantially the identical terms as the Old Notes.

The Company's Credit Agreement currently provides for borrowing up to $35,000,000 under the secured revolving credit facility, which can be used for acquisitions, working capital and for general corporate expenses. There were no outstanding balances under the Credit Agreement as of September 30, 1997.


4.  Pending Acquisitions

On July 8, 1997, the Company entered into a purchase agreement ("ARTC Purchase Agreement") with Abilene Radio and Television Company ("ARTC") to acquire all of its outstanding common stock for a price of $8,500,000 plus an adjustment for working capital at closing. ARTC owns KRBC-TV, channel 9, the NBC affiliate for Abilene, Texas, and KACB-TV, channel 3, the NBC affiliate for San Angelo, Texas. The transaction is expected to close in early 1998. The Company intends to finance this transaction with additional borrowing under the Credit Agreement and the proceeds of future debt and/or equity financing. The ARTC Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction or such financing will be consummated by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The operating revenues of the Stations are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are for employee compensation, news gathering, production, programming and promotion costs. A significant proportion of the operating expenses of the Stations are fixed.

Advertising is sold for placement within and adjoining a Station's network and locally originated programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience that an advertiser desires to reach, as measured principally by periodic audience surveys. In addition, advertising rates are affected by the number of advertisers competing for the available advertising media in the market area. Rates are highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a national television network can be affected by ratings of network programming.

Most advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that approximately 56% of the annual gross spot revenues of the Stations is generated from local advertising, which is sold by a Station's sales staff directly to local accounts, and approximately 41% of the annual gross spot advertising revenue is generated by national advertising, which is sold by a national advertising sales representative. The above estimates exclude political spot revenues. The Stations generally pay commissions to advertising agencies on local, regional and national advertising, and on national advertising, the stations also pay commissions to the national sales representative.

The advertising revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenues are generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

"Broadcast cash flow" is defined as station operating income (loss), plus depreciation of property and amortization of intangible assets and other assets and amortization of program rights, minus payments on program obligations. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net loss or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

This quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," anticipated" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, competition from other local free over-the-air broadcast stations, acquisition of additional broadcast properties, and future debt service obligations, as well as those set forth under the caption "Risk Factors" in the Company's recently filed prospectus and Form S-1. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth certain operating data for the Stations for the three and nine months ended September 30, 1997 and 1996.

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                      1997          1996            1997           1996
                                                   -----------------------       ------------------------
                                                                     (DOLLARS IN THOUSANDS)

Station Operating Income (loss)                    $  (155)       $   684        $    798       $ 1,805
Add:
   Amortization of program rights                      914            897           2,747         2,680
   Depreciation of property and equipment              903          1,257           2,902         3,545
   Amortization of intangibles                       2,447          1,474           6,759         4,465
Less:
   Payments for program rights                        (930)          (898)         (2,782)       (2,676)
                                                   -------        -------        --------       -------
Broadcast cash flow                                $ 3,179        $ 3,414        $ 10,424       $ 9,819
                                                   =======        =======        ========       =======

Percent of increase (decrease) 1997 from 1996        (6.88%)                         6.16%
                                                   =======                       ========

Television Revenues

Set forth below are the principal types of television revenues that the Stations have generated for the periods indicated and the percentage contribution of each to the Stations total revenues.

                                Three Months Ended                      Nine Months Ended
                                     September 30,                         September 30,
                              1997               1996                 1997             1996
                        -----------------------------------   ------------------------------------
                          $     % of          $    % of         $      % of        $      % of
                               Revenues            Revenues            Revenues           Revenues
                        -----  --------     ----   --------   ------   --------  ------   --------
                                                     (DOLLARS IN THOUSANDS)
Revenues:
   Local                5,110    47.94      5,175    48.89    15,761     48.43   14,485     46.68
   National             4,182    39.22      3,712    35.07    12,832     39.43   11,993     38.65
   Political               11      .10        568     5.37        11       .03    1,238      3.99
   Network                733     6.87        624     5.90     2,171      6.67    2,062      6.64
   Barter                 464     4.35        295     2.79     1,167      3.59      769      2.48
   Other                  162     1.52        210     1.98       603      1.85      464      1.56
                       ------   ------     ------   ------    ------    ------   ------    ------
      Total            10,662   100.00     10,584   100.00    32,545    100.00   31,031    100.00
Agency and national
   representative
   commissions          1,540    14.44      1,550    14.64     4,757     14.61    4,598     14.82
                       ------   ------     ------   ------    ------    ------   ------    ------
Net revenue             9,122    85.56      9,034    85.36    27,788     85.39   26,433     85.18
                       ------   ------     ------   ------    ------    ------   ------    ------

Percent increase from
   1996                            .97%                                   5.13%
                                ------                                  ------
Percent increase from
   1996, excluding
   political                      7.62%                                  10.25%
                                ------                                  ------


Results of Operations

Set forth below is a summary of the operations of the Stations for the periods indicated and their percentages of net revenue.


                                                Three Months Ended                      Nine Months Ended
                                                     September 30,                         September 30,
                                              1997               1996                1997               1996
                                        -----------------------------------   --------------------------------------
                                         $      % of         $     % of       $         % of      $         % of
                                               Revenues            Revenues             Revenues            Revenues
                                        -----  --------     ----   --------   ------    --------  ------    --------
Net Revenues                            9,122    100.00     9,034   100.00     27,788    100.00    26,433     100.00
   Engineering Expense                    417      4.57       390     4.32      1,239      4.46     1,356       5.13
   Program/Production expense             774      8.49       732     8.10      2,039      7.34     1,986       7.52
   News expense                         1,231     13.49     1,106    12.24      3,525     12.68     3,422      12.95
   Sales/Traffic expense                  810      8.88       856     9.48      2,551      9.18     2,463       9.31
   Promotion expense                      103      1.13        85      .94        396      1.42       291       1.10
   General & administrative expense     1,248     13.68     1,194    13.22      3,782     13.61     3,660      13.84
   Trade and barter expense               429      4.70       358     3.96      1,050      3.78       760       2.88
                                        -----    ------     -----   ------     ------    ------    ------     ------
      Total station operating
           expenses                     5,012     54.94     4,721    52.26     14,582     52.47    13,938      52.73
                                        -----    ------     -----   ------     ------    ------    ------     ------
Amortization of program rights            914     10.02       897     9.93      2,747      9.89     2,680      10.14
Depreciation and
   amortization expense                 3,351     36.74     2,732    30.24      9,661     34.77     8,010      30.31
                                        -----    ------     -----   ------     ------    ------    ------     ------
      Station operating income           (155)    (1.70)      684     7.57        798      2.87     1,805       6.82
                                        =====    ======     =====   ======     ======    ======    ======     ======
      Broadcast cash flow               3,179     34.85     3,414    37.79     10,424     37.51     9,819      37.15
                                        =====    ======     =====   ======     ======    ======    ======     ======


Three months ended September 30, 1997 compared to three months ended September 30, 1996

Net Revenues

Net revenues increased by $0.1 million or .97% to $9.1 million for the three months ended September 30, 1997 from $9.0 million for the three months ended September 30, 1996. Local revenue was down 1.3% and national revenue was up 12.7% over the prior comparative period. Local revenue was higher in 1996 due primarily to the Olympic Games on the three NBC stations. The majority of the increase in national revenue was generated by KSBW, WROC and WEYI and resulted from sales initiatives started in 1996. The quarter ended September 30, 1996 had approximately $0.6 million of political revenues compared to a minor amount in the quarter ended September 30, 1997.

Station Operating Expenses

Station operating expenses were $5.0 million for the three months ended September 30, 1997 compared to $4.7 million for the three months ended September 30, 1996, an increase of 6.1% over the comparable period. This increase reflects additional news costs at WTOV for coverage of the ten month steel strike, increased costs at WEYI for improvements in news personnel and services and additional news expenditures at WROC. Trade and barter expenses were up 19.8% over 1996, but trade and barter revenues were up a corresponding 57.2%.

Amortization of Program Rights

Amortization of program rights increased by 1.9% in 1997 over the comparable period in 1996. This increase reflects the increased costs of continuing programs.

Depreciation

Depreciation decreased by $0.4 million to $0.9 million for the three months ended September 30, 1997 from $1.3 million for the comparable period in 1996, due to the revaluation of assets at the time of the purchase of the Stations by the Company on March 1, 1997.

Amortization

Amortization increased by $0.9 million to $2.4 million for the three months ended September 30, 1997 from $1.5 million for the comparable period in 1996, due to the revaluation of assets at the time of the purchase of the Stations by the Company on March 1, 1997.

Station Operating Income

Station operating income decreased by $0.8 million to a loss of $0.2 million for the three months ended September 30, 1997 from an income of $0.7 million for the three months ended September 30, 1996, due to the reasons outlined above.

Nine Months ended September 30, 1997 compared to nine months ended September 30, 1996

Net Revenues

Net revenues increased by $1.4 million or 5.1% to $27.8 million for the nine months ended September 30, 1997 from $26.4 million for the nine months ended September 30, 1996. Local and national revenues were up 8.8% and 7.0%, respectively, over the prior comparative period. Net local revenues were favorably impacted by the Olympic Games in 1996. The majority of the revenue increase was generated by KSBW and WEYI and resulted from sales initiatives started in 1996. WROC and WTOV revenues increased slightly in 1997 from the prior year. The nine months ended September 30, 1996 had approximately $1.2 million of political revenues compared to minor amounts in the nine months ended September 30, 1997.

Stations Operating Expenses

Station operating expenses were $14.6 million for the nine months ended September 30, 1997 compared to $13.9 million for the nine months ended September 30, 1996. Expenses increased 4.6%. A majority of the expense increase related to higher costs (approximately $0.3 million) assigned to barter film contracts (see related increase in barter revenue for the period of $0.4 million), increased sales expense due to the full staff at WROC, increased commissions on increased local sales, increased costs at WEYI for improvements in news personnel and services, additional news expenditures at WROC and costs at WTOV for news coverage of the ten month steel strike.

Amortization of Program Rights

Amortization of program rights increased by 2.5% in 1997 over the comparable period in 1996. This increase reflects the increased costs of continuing programs.

Depreciation

Depreciation decreased by $0.6 million to $2.9 million for the nine months ended September 30, 1997 from $3.5 million for the comparable period in 1996, due to the revaluation of assets at the time of the purchase of the Stations by the Company on March 1, 1997.

Amortization

Amortization increased by $2.3 million to $6.8 million for the nine months ended September 30, 1997 from $4.5 million for the comparable period in 1996, due to the revaluation of assets at the time of the purchase of the Stations by the Company on March 1, 1997.

Station Operating Income

Station operating income decreased by $1.0 million to an income of $0.8 million for the nine months ended September 30, 1997 from an income of $1.8 million for the nine months ended September 30, 1996, due to the reasons outlined above.

Liquidity and Capital Resources

On March 25, 1997, the Company completed a private placement of $100,000,000 principal amount of its 11% Senior Subordinated Notes (the "Old Notes") due March 15, 2007. The proceeds from the sale of the Old Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's existing bank credit agreement (the "Credit Agreement"). The remaining net proceeds from the sale of the Old Notes were used to fund the purchase of WJAC, Incorporated ("WJAC") and for general working capital purposes. Interest is payable on March 15 and September 15 of each year. On September 26, 1997, the Company completed an exchange offer in which all of the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the "New Notes") of the Company having substantially identical terms as the Old Notes. The Indenture imposes certain limitations on the ability of the Company and certain of its subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

The Company's Credit Agreement currently provides for borrowings up to $35.0 million under the secured revolving credit facility, which matures on February 27, 2004, with reducing availability beginning in January of 2000. Undrawn amounts under such facility are available for acquisitions, working capital and general corporate purposes. There were no outstanding balances under the Credit Agreement at September 30, 1997. On October 1, 1997, the Company acquired WJAC. The transaction was funded in part by $17.0 million of borrowing under the Credit Agreement. It is anticipated that additional borrowings will be made to partially fund the purchase of ARTC.

Interest payments under the Credit Agreement and the New Notes represent significant liquidity requirements for the Company. Loans under the Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. In addition, the Company's 14% Redeemable Preferred Stock (the "Redeemable Preferred Stock") is cumulative, with dividends payable quarterly, and prior to 2002 may, at the option of the Company, be paid in additional shares of Redeemable Preferred Stock. In the event dividends on the Redeemable Preferred Stock are paid in cash, dividends would amount to $4.2 million annually. The Credit Agreement and the Indenture will limit the Company's ability to pay cash dividends prior to 2002 and the Company's ability to exchange the Redeemable Preferred Stock for debt of the Company.

Based on the current level of operations and anticipated future growth
(both internally generated as well as through acquisitions), the Company anticipates that its cash from operations, together with borrowings under the Credit Agreement and additional equity contributions from Sunrise should be sufficient to meet its anticipated requirements for working capital, capital expenditures and interest payments. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond control of the Company. The ability of the Company to implement its business strategy and to consummate future acquisitions will require significant additional debt and/or equity capital and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations. The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots to the program provider to resell, or a combination of both.

Capital Expenditures

Capital expenditures were $3.0 million for the year ended December 31, 1996 and $1.5 million for the nine month period ended September 30, 1997. Capital expenditures are anticipated to be $3.2 million for 1997 as the Company continues to improve the news gathering and production capabilities of WROC, WEYI and WJAC. The Company's ability to make capital expenditures is subject to certain restrictions under the Credit Agreement.

Depreciation, Amortization and Interest

Because the Company has incurred substantial indebtedness in the acquisitions of its five Stations ("Acquisitions") for which it will have significant debt service requirements, and because the Company will have significant non-cash charges relating to the depreciation and amortization expense of the property and equipment and intangibles that were acquired in the Acquisitions, the Company expects that it will report net losses for the foreseeable future.

The Acquisitions are accounted for using the purchase method of accounting, and the total purchase price will be allocated to the assets and liabilities acquired based upon their respective fair values. As a result, the Company expects to record depreciation and amortization expenses, as well as interest expenses, that are significantly in excess of historical levels for the Stations.

Recent Developments

On July 8, 1997, the Company entered into a purchase agreement ("ARTC Purchase Agreement") with Abilene Radio and Television Company ("ARTC") to acquire all of its outstanding common stock for a price of $8.5 million plus an adjustment for working capital at closing. ARTC owns KRBC-TV, channel 9, the NBC affiliate for Abilene, Texas, and KACB-TV, channel 3, the NBC affiliate for San Angelo, Texas. The transaction is expected to close in early 1998. The Company intends to finance this transaction with additional borrowings under the Credit Agreement and the proceeds of future debt and/or equity financing. The ARTC Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction or such financing will be consummated by the Company.

On October 1, 1997, the Company consummated the acquisition of WJAC pursuant to which WJAC became a wholly owned subsidiary of the Company. WJAC, channel 6, is a VHF NBC-affiliated station serving the Johnstown/Altoona, Pennsylvania market. The approximate purchase price was $36.0 million including certain working capital. The transaction was funded by $17,000,000 of borrowing under the Credit Agreement, $15,000,000 of additional equity capital provided by Sunrise Television Corp. (the parent company of STC Broadcasting) and available cash on hand.

Inflation

The Company believes that its business is affected by inflation to an extent no greater than other businesses are generally affected.

PART II           Other Information

Item 2            Changes in Securities

On March 25, 1997, the Company completed a private placement of $100,000,000 principal amount of its 11% Senior Subordinated Notes (the "Old Notes") due March 15, 2007. On September 26, 1997, the Company completed an exchange offer in which the Old Notes were exchanged for registered 11% Senior Subordinated Notes of the Company having substantially identical terms as the Old Notes.


Item 6            Exhibits and Reports on Form 8-K


(a)      Exhibits

         2.1 Stock Purchase Agreement, dated as of July 28, 1997, by and among STC Broadcasting, Inc, Abilene Radio and Television Company and the stockholders named therein. [Incorporated by reference to Exhibit
         2.4 to the Company's Registration Statement on Form S-1 (Registration Number 333-29555).]

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         On October 16, 1997, a report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission reporting under Item 2 the Registrant's acquisition of 100% of the common stock of WJAC, Incorporated.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STC Broadcasting, Inc.
                                    ----------------------
                                          Registrant


Date:  November 12, 1997                     By: /s/    David A. Fitz
                                                --------------------------
                                                David A. Fitz
                                                Senior Vice-President/
                                                Chief Financial Officer