Form 10-K405
period 1997-12-31
STC BROADCASTING INC
filed 1998-03-30
CIK 1037900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION ANNNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the period March 1, 1997 to December 31, 1997

            REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from _____ to _______

                        Commission file number 333-29555

                             STC BROADCASTING, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        75-2676358
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                          3839 4th Street N., Suite 420
                            St. Petersburg, FL 33703
                                 (813) 821-7900
                   (Address, including zip code, and telephone
             number, including area code, of registrant's principal
                               executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         As of March 1, 1998, STC Broadcasting, Inc. had 1000 shares of common stock par value $.01 issued and outstanding all of which is held by an affiliate of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ITEM 1.  BUSINESS



         STC Broadcasting, Inc. (the "Company") was incorporated on November 1, 1996 and commenced operations on March 1, 1997. The Company is a wholly owned subsidiary of Sunrise Television Corp. ("Sunrise") and currently owns and operates five network affiliated broadcast stations located in five distinct and geographically diverse markets outlined below:

                                                                                                      Network
 Station                Acquisition Date                      Market                               Affiliation
 -------                ----------------                      ------                               -----------
WEYI-TV                 March 1, 1997            Flint, Saginaw-Bay City, Michigan                      NBC

WROC-TV                 March 1, 1997            Rochester, New York                                    CBS

KSBW-TV                 March 1, 1997            Salinas and Monterey, California                       NBC

WTOV-TV                 March 1, 1997            Wheeling, West Virginia and
                                                   Steubenville, Ohio                                   NBC

WJAC-TV                 October 1, 1997          Johnstown, Altoona, State College,
                                                   Pennsylvania                                         NBC


         The Company acquired WEYI-TV ("WEYI"), WROC-TV ("WROC"), KSBW-TV ("KSBW") and WTOV-TV ("WTOV") (collectively, the "Jupiter/Smith Stations") from Jupiter/Smith TV Holdings, L.P. ("Jupiter/Smith") and Smith Broadcasting Partners, L.P. ("SBP") for approximately $163,000,000. SBP is a partnership between Smith Broadcasting Group, Inc. ("SBG"), Sandy DiPasquale, John Purcell and David Fitz. The majority owner of SBG is Robert Smith. These four individuals operated the Jupiter/Smith Stations from January 1996 until the sale to the Company on March 1, 1997. All four individuals continue as senior management of the Company.

         The Company acquired all of the outstanding stock of WJAC, Incorporated on October 1, 1997 for approximately $36,000,000 including working capital of $1,400,000. WJAC, Incorporated owned and operated WJAC-TV ("WJAC"), the NBC affiliate for Johnstown, Pennsylvania. WJAC and the Jupiter/Smith Stations are collectively identified as the "Stations".

         The Company was organized by management and Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") with the goal of becoming a leading owner and operator of network-affiliated television broadcast stations, serving select "middle-to-small markets" (i.e., those DMAs ranked from approximately 50 to 150 by the A.C.Nielsen Company ("Nielsen").

         The five markets in which the Company currently operates offer geographic diversity that reduces the impact on the Company of changes in respective market economies and provide favorable competitive operating environments. The Company believes that the Stations are well positioned to achieve long-term growth in audience share and revenue share because of (i) the limited competition for viewers from other over-the-air television broadcasters in these markets, (ii) the strength of the Company's management and (iii) the Stations' favorable and/or improving rankings within their DMAs. Management believes that the limited number of other television broadcast stations in these markets enables the Company to purchase syndicated programming at favorable rates.

         The following table summarizes additional information regarding each Station and its respective designated market area ("DMA").

                                                                                                              Year Ended
                                                          Number of                                       December  31, 1997
                                                Market    Commercial       Station    Station             Net              % of
Station/Channel:                     DMA       Revenue    TV Stations       Rank in   Audience         Revenues          Total Net
DMA                                 Rank (1)   Rank (1)   in DMA  (1)       DMA (2)    Share (2)     (in thousands)      Revenues
--------------------------------------------   --------   -----------      --------   ---------     --------------      --------
WEYI/25:
  Flint-Saginaw-Bay City, MI          63          70           4               3        12%             $  8,182           16.9%
WROC/8:
  Rochester, NY ............          75          62           4               3        17%             $ 11,238           23.2%
WJAC/8:
  Johnstown, PA ............          92         111           4               1        21%             $  9,668           19.9%
KSBW/8:
  Monterey-Salinas, CA .....         121          70           6               1        20%             $ 11,634           24.0%
WTOV/9:
  Wheeling, WV-
     Steubenville, OH ......         138         148           2               1        23%             $  7,726           16.0%

(1)   BIA's Investing in Television 1997, 4th Edition
(2)   As of November 1997, Sunday through Saturday 6 a.m to 2 a.m. Nielsen
      Ratings

BUSINESS STRATEGY

         The Company's business strategy is to acquire and operate television broadcast stations and maximize operating cash flow through both revenue growth and improved cost control. The Company believes that revenue growth and cost control may be achieved simultaneously, principally because many of the costs associated with operating a television station are fixed. The Company's management team has successfully implemented this strategy with other television broadcast stations as well as with the Stations. Key components of the Company's business strategy include:

Management.

         General managers are responsible for the day-to-day operations of their respective stations. The Company believes that the autonomy of its station management enables it to attract experienced managers capable of implementing the Company's aggressive marketing strategy and reacting to competition in the local markets. As an additional incentive, a portion of each manager's compensation is based on the performance of the station for which he or she is responsible.

Controlling Costs.

         The Company seeks to selectively reduce costs at acquired stations without adversely affecting growth. After acquiring a station, management implements a cost control strategy stressing the elimination of unnecessary costs, budgeting, accountability and disciplined credit and collection procedures. Management believes that it can create an operating structure that will profitably accommodate revenue growth.

Intensifying Sales Efforts.

         The Company has implemented an aggressive approach to sales and marketing designed to increase market revenue share. Management believes that increases in revenue share are not necessarily dependent on increases in audience share.

Building on Local News Franchises.

         The Company seeks to increase revenues by developing a highly-rated, well-differentiated local news product designed to build viewer loyalty and target specific demographic audiences that appeal to advertisers.

Managing Program Selection.

         Each Station seeks to cost effectively purchase first-run and off-network syndicated programming to target specific demographic audiences. The Stations have been able to purchase syndicated programming at rates that management believes are attractive, in part because of the limited competition for such programming in the Stations' DMAs.

Positioning and Branding Stations.

         The Company seeks to increase revenues by developing and maintaining a unique, local "brand image" for each Station within its respective market with which viewers and advertisers can identify. This strategy integrates local news, programming, promotion and sales efforts for each Station based on its market's demographics, competition, dynamics and opportunities.

Pursuing Selective Acquisitions.

         The Company actively seeks to acquire television stations that management believes can benefit from its business strategy. Targeted stations generally have one or more of the following characteristics: (i) attractive acquisition terms, which may include station-for-station exchanges; (ii) opportunities to implement effective cost controls; (iii) opportunities for increased advertising revenue; (iv) opportunities for increased audience share through improved newscasts and programming; (v) limited competition from other television broadcasters; and (vi) market locations that possess attractive projected growth in advertising revenues. The Company generally targets network-affiliated stations, which typically have established audiences for their news, sports and entertainment programming, located in DMAs generally ranked from 50 to 150. Management believes that these stations can achieve operating margins comparable to larger market stations, yet may be purchased for lower multiples of cash flow. The Company believes that because of the limited competition from other television broadcasters in these middle-to-small markets, there is an opportunity for local stations to attract large local audience share and thus compete successfully for advertising revenues with alternative media, such as cable television, radio and newspapers.

NETWORK AFFILIATIONS.

         Each of the Stations is affiliated with a major broadcast network pursuant to a long-term affiliation agreement. Each affiliation agreement generally provides the Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell nearly all of the advertising time during its broadcasts and pays a specified network compensation fee to the Station. These payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notice and a right of termination by the Station in the event of a reduction. The agreements are generally for 10-year terms and contain customary renewal provisions, which generally provide for automatic renewal for successive terms, subject to either party's right to terminate the agreement at the end of any term upon proper notice. WROC's network affiliation agreement with CBS expires on January 31, 2005, and WEYI's, KSBW's, WTOV's and WJAC's network affiliation agreements with NBC expire on December 31, 2005, December 31, 2005, January 1, 2002 and October 31, 2004, respectively. In addition, WTOV has a secondary network affiliation agreement with ABC that provides WTOV the right of first refusal to carry certain ABC programming events in WTOV's market. This secondary network affiliation agreement may be terminated at any time by either party upon notice.

ADVERTISING SALES

General.

         Television station revenues are primarily derived from the sale of local and national advertising. Advertising rates are based upon a program's popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area and the effectiveness of the stations' sales force. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Consequently, because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. The Company seeks to manage its advertising spot inventory efficiently to maximize advertising revenues and return on programming costs.

Local Sales.

         Approximately 56.2% of gross broadcast revenues (excluding political advertising) in 1997 came from the sale of local advertising time. Local advertising time is sold by each Station's local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising generally are more stable and, due to a lower cost of sales, more profitable. The Company seeks both to attract new advertisers to television and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. The Company places a strong emphasis on experience of its local sales staff and maintains an on-going training program for sales personnel. To increase accountability of the Stations' sales forces, management has implemented initiatives whereby sales managers are responsible for the effective management of commercial inventory using input from account executives who are responsible for preparing detailed reports and projections.

National Sales.

         Approximately 43.8% of gross broadcast revenues (excluding political advertising) in 1997 came from the sale of national advertising time. National advertising time is sold through national sales representative firms retained by the Company, which firms call upon businesses, which typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers and national retailers (all of which may advertise locally). Each Station has a sales manager assigned to work with the national sales representative to increase advertising expenditures with the Stations.

RATINGS

         The price of advertising spots is determined in part by a station's overall ratings and share in a given market, as well as a station's rating among the particular demographic group that an advertiser may be targeting. There are 211 generally-recognized television "markets" or DMAs in the United States, which are ranked in size according to various factors based upon actual or potential audience. Each market is defined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Currently, Nielsen periodically publishes data on estimated audiences for the television stations in the various markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in a market viewing a particular station (the station's "rating") and the percentage of households actually viewing television (the station's "share"). In the Stations' DMAs, Nielsen measures viewership by periodic surveys of selected television viewers through a manual diary system.

INDUSTRY BACKGROUND

General.

         Commercial television broadcasting began in the United States on a regular basis in the 1940s over a portion of the broadcast spectrum commonly known as the "VHF Band" (very-high frequency broadcast channels numbered 2 through 13). Television channels were later assigned by the FCC under additional broadcast spectrum commonly known as the "UHF Band" (ultra-high frequency broadcast channels numbered 14 through 83; channels 70 through 83 have since been reallocated to non-broadcast services). The license to operate a broadcast station is granted by the FCC, and due to spacing requirements and other considerations, the number of licenses allocated to any one market is limited.

         Although UHF and VHF stations compete in the same market, UHF stations historically have suffered a competitive disadvantage, in part because (i) receivers of many households were originally designed only for VHF reception,
(ii) UHF signals were more affected by terrain and other obstructions than VHF signals and (iii) VHF stations were able to provide higher quality signals to a wider area. This historic disadvantage of UHF stations has gradually declined through (a) carriage on cable system, (b) improvements in television receivers,
(c) improvement in television transmitters, (d) wider use of all channel antennae, (e) increase availability of programming and (f) the development of new networks such as Fox and UPN.

         All television stations throughout the United States are grouped into 211 generally recognized DMAs, which are ranked in size according to various formulae based upon actual or potential audience. Each DMA is defined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours.

Television Networks.

         A majority of commercial television stations in the United States are affiliated with ABC, CBS, FOX or NBC. ABC, CBS and NBC provide the majority of its affiliates' programming each day without charge in exchange for nearly all of the available advertising time in the programs supplied and sells this advertising time and retains the revenues. The affiliate receives compensation from the three networks and retains the revenue from time sold by the affiliate during breaks in and between network programs and in programming the affiliate produces or purchases from non-network sources.

         Fox has established an affiliation of independent stations which operates on a basis similar to ABC, CBS and NBC. However, the number of hours per week of programming supplied by Fox to its affiliates is significantly less than the number of hours supplied by ABC, CBS and NBC and the network compensation is normally less. As a result, Fox affiliates retain a significantly higher portion of the available inventory of broadcast time for their own use.

         In contrast to stations affiliated with Major Networks, an independent station supplies over-the-air programming through the acquisition of broadcast programs through syndication. This syndicated programming is generally acquired by the independent stations for cash and occasionally barter. Independent stations that acquire a program through syndication are usually given exclusive rights to show the program in the station's market for either a period of years or a number of episodes agreed upon between the independent station and the syndicator of the programming. Type of syndicated programs aired on the independent stations include feature films, popular series previously shown on network television and series produced for direct distribution to television stations.

         During 1994, UPN established an affiliation of independent stations that began broadcasting in January 1995 and operates on a basis similar to Fox. However, UPN currently supplies fewer hours of programming per week to its affiliates than Fox. As a result, UPN affiliates retain a significantly higher portion of the available inventory of broadcast time for their own use than affiliates of Fox or the Major Networks. UPN has indicated its intention to increase the amount of programming supplied to its affiliates. In 1994, WB announced its intention to establish separate affiliations of independent television stations similar to UPN, and began broadcasting in January 1995.

Television Advertising.

         Television stations derive their revenues primarily from the sale of local and national advertising. All network-affiliated stations, including those affiliated with Fox and others, are required to carry spot advertising sold by their networks. This reduces the amount of advertising available for sale by the stations. Network affiliates are generally compensated for the broadcast of network programming according to a formula. Stations directly sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming, retaining all of the revenues received from these sales of advertising, less any commissions paid. Through barter and cash-plus-barter arrangements, however, a national syndicated program distributor typically retains a portion of the available advertising time for programming it supplies, in exchange for no or reduced fees to the stations for such programming.

         Advertisers wishing to reach a national audience usually purchase time directly from the Major Networks, Fox, UPN or WB, or advertise nationwide on an ad hoc basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Additionally, local businesses purchase advertising time directly from the stations' local sales staffs. Advertising rates are based upon factors that include the size of the DMA in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic characteristics of the DMA served by the station, the availability of alternative advertising media in the DMA, aggressive and knowledgeable sales forces and development of projects, features and marketing programs that tie advertiser messages to programming. Because broadcast television stations rely on advertising revenues, declines in advertising budgets particularly in recessionary periods, will adversely affect the broadcast business. Conversely, increases in advertising budgets targeting specific demographic groups are based upon the superior coverage of broadcast television stations or the dominant competitive position of a particular station and may contribute to an increase in the revenues and operating cash flow of a particular broadcast television station.

Television Viewing Audience.

         Nielsen is a national audience measuring service that periodically publishes data on estimated audiences for television stations in various DMAs throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the DMA viewing a station, referred to as the station's "rating," and of the percentage of the audience actually watching the television station, referred to as the station's "share." This rating service provides such data on the basis of total television households and of selected demographic groupings in the media markets being measured. Nielsen uses one of two methods of measuring the station's actual viewership. In larger DMAs, ratings are determined by a combination of meters connected directly to selected television sets and periodic surveys of television viewing, while in smaller DMAs only periodic surveys are completed. In 1997, all of the DMAS in which the Company operated were survey markets.

COMPETITION

         Competition in the television industry exists on several levels, including competition for audience, advertisers and programming (including local news). Competition is continually affected by technological change and innovation, fluctuation in the popularity of competing entertainment and communications media (including newspapers, magazine and direct mail), and governmental restrictions or actions by Congress and federal regulatory bodies including the FCC and the Federal Trade Commission), any of which could have a material adverse effect on the Company's operations. Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcast station in one DMA does not compete with television broadcast stations in other DMAs. Certain competitors are part of large organizations with substantially greater financial, technical and other resources than the Company.

Audience.

         Stations compete for audience share primarily on the basis of program popularity which has a direct effect on advertising rates. A large amount of the Stations' prime time programming is supplied by NBC and CBS and is therefore dependent upon the performance of such network programs in attracting viewers. Non-network time periods are programmed by the Station primarily with syndicated programs purchased for cash, cash and barter or barter-only, and through self-produced news, public affairs and other entertainment programming.

         The development of methods of television transmission other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition faced by a broadcast station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and by serving as a distribution system for programming that originates on the cable system.

         Other sources of competition for audience include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), low-power television multipoint distribution system, multichannel multipoint distribution systems, wireless cable, internet services, satellite master antenna television systems and some low-power, in-home satellite services. In addition, telephone companies may provide channels for program suppliers to deliver video programming to the home an arrangement that the FCC calls "video dial tone". The Company's television stations face competition from high-powered direct broadcast satellite services that transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. Various television stations and networks have recently filed suit in federal court against certain providers of direct broadcasts satellite service. The suits allege that such DBS providers have impermissibly distributed the signals of distant over-the-air television stations over their systems, in violation of the Satellite Home Viewer Act. The suits are presently pending.

         Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels and direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very defined audiences may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

Advertising.

         Advertising revenues and advertising rates are based upon factors that include the size of the DMA in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA, aggressive and knowledgeable sales forces and developments of projects, features and programs that tie advertiser messages to programming.

         Prior to and through the 1970s, over-the-air television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because over-the-air television stations compete only with each other in most local markets. Although cable television systems were initially used to retransmit broadcast television programming to paid subscribers in areas with poor broadcast signal reception, significant increases in penetration into homes did not occur until the 1970s and 1980s, notwithstanding signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators generally have not sought to compete with over-the-air broadcast stations for a share of the local news audience in the size of markets that the Company targets. To the extent they elect to do so, increased competition from cable operators for local news audiences could have a material adverse effect on the Company's advertising revenues.

         Cable television penetration in the Flint, Rochester, Monterey-Salinas, Wheeling-Steubenville and Johnstown markets is 66%, 73%, 78%, 77% and 80%, respectively, according to the November 1997 Nielsen Television Market Report. The Stations have elected both must-carry and retransmission consent rights in connection with their carriage by local cable providers. Cable-originated programming has emerged as a competitor for viewers of over-the-air broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any over-the-air programming. Since 1980, the advertising share of cable networks has increased significantly. Notwithstanding such increases, in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

Programming.

         The Company competes for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. The Stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Cable systems generally do not compete with local stations for programming, although various national cable networks have become more active in acquiring programs that would have otherwise been offered to local television stations.

         Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. In addition, the broadcasting industry is continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission any of which could possibly have a material effect on the Company's operations and results.


FEDERAL REGULATION OF TELEVISION BROADCASTING

General.

         The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC which acts under authority granted by the Communications Act of 1934, as amended. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act, the Telecommunications Act of 1996 (the "Telecommunications Act") and specific FCC regulations and policies. Reference should be made to the Communications Act, the Telecommunications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Grant and Renewal.

         Television stations operate pursuant to broadcasting licenses that, in the past, usually were granted by the FCC for terms of five years. However, in January 1997, pursuant to the terms of the Telecommunications Act, the FCC increased the terms of such licenses and their renewal to eight years.

         Television licenses are subject to renewal upon application to the FCC. Under the Telecommunications Act, the FCC is required to grant the renewal application if it finds (i) that the station has served the public interest, convenience and necessity; (ii) that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (iii) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

         All of the Stations are presently operating under regular licenses with terms expiring as follows: October 1, 1997 (WEYI), June 1, 1999 (WROC), December 1, 1998 (KSBW) April 1, 1999 (WJAC) and October 1, 2005 (WTOV). An application for renewal of license for WEYI was timely filed and is pending. Until such time as the application is acted upon, the Company is authorized to continue operating the station. There can be no assurance that the licenses of such stations will be renewed.

Ownership Matters

General.

         The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. In addition, under its "cross-interest" policy, the FCC considers and may prohibit the common ownership of an attributable interest in one media outlet and a non-attributable but significant equity interest in another media outlet in the same market, joint ventures, and common key employees among competitors, if it determines that such relationships could have a significant adverse effect upon economic competition and viewpoint diversity. The FCC has a pending rulemaking proceeding that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) raising the voting stock attribution benchmark from 5% to 10%; (ii) raising the attribution benchmark for passive investors from 10% to 20%; and (iii) attributing certain interests held by limited liability companies in certain circumstances. The FCC also has solicited comment on proposed rules that would (i) treat an otherwise nonattributable equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and / or debt holding is greater than a specified benchmark; (ii) treat a licensee of a television station which, under a "local marketing agreement" or "LMA," brokers more than 15% of the time on another television station serving the same market, as having an attributable interest in the brokered station; and (iii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time on another station in the same market pursuant to a "joint sales agreement," or "JSA," as having an attributable interest in the station whose advertising is being sold. The FCC also has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and (ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy.

         The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC , if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. The Company and its subsidiaries are domestic corporations, and the Company's ultimate controlling stockholder is a United States citizen. The Articles of Incorporation of the Company contain limitations on Alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the Articles of Incorporation, the Company has the right to repurchase Alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the Alien ownership restrictions.

National Ownership Rule.

         Under the FCC's rules, an individual or entity may own an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. Of the Stations, four are VHF and one is UHF.


Duopoly Rule.

         Unless applicable waiver standards are met, the television "duopoly" rule generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. The FCC has pending a rulemaking proceeding in which it has proposed to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A service contours of the stations do not overlap. Pending resolution of its rulemaking proceeding, the FCC has adopted an interim waiver policy that permits the common ownership of television stations, such as KRBC-TV and KACB-TV, which are located in different DMAs and whose Grade A service contours do not overlap, conditioned on the final outcome of the rulemaking proceeding. The FCC has also sought comment on whether common ownership of two television stations in a market should be permitted (i) where one or more of the commonly owned stations is UHF, (ii) where one of the stations is in bankruptcy or has been off the air for a substantial period of time or (iii) where the commonly owned stations have very small audience or advertising shares, are located in a very large market, and / or a specified number of independently owned media voices would remain after the acquisition.

Radio/Television Cross-Ownership Rule.

         The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market. However, in each of the 25 largest local markets in the United States, provided that there are at least 30 separately owned stations in the particular market, the FCC policy presumptively allows waivers of the rule to permit the common ownership of one AM, one FM and one TV station in a market. The Telecommunications Act directs the FCC to extend this policy to each of the top 50 markets. The FCC has pending a rulemaking proceeding in which it has solicited comment on whether the one to a market rule should be modified or eliminated.

         The FCC does not apply its presumptive waiver policy in cases involving the common ownership of one television station and two or more radio stations in the same service (AM or FM), in the same market. Pending its rulemaking proceeding to reexamine the one to a market rule, the FCC has stated that it will consider requests for waivers of the rule in such instances on a case-by-case basis. Waivers that have been granted on this basis also have been conditioned on the outcome of the rulemaking proceeding.

         As a result of the one to a market rule, the attributable radio interests of persons with attributable interests in the Company limit the markets where the Company may acquire or own television stations. Thomas O. Hicks, for example, who is the Company's ultimate controlling stockholder, holds attributable interests in various entities, such as Capstar, Chancellor and GulfStar Communications, Inc., which companies own radio stations in various markets throughout the United States.

Local Television/Cable Cross-Ownership Rule.

         While the Telecommunications Act eliminated a previous statutory prohibition against the common ownership of a television broadcast station and a cable system that serves the same local market, the Telecommunications Act left a similar FCC rule in place. The legislative history of the Act indicates that its repeal of the statutory ban should not prejudge the outcome of any FCC review of the rule.

Television/Daily Newspaper Cross-Ownership Rule.

         The FCC's rules prohibit the common ownership of a television broadcast station and a daily newspaper in the same market.

         Expansion of the Company's television operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, more specifically to the extent that any of the Company's competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

Other Matters

Must Carry-Retransmission Consent.

         Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence ("ADI"), in general as defined by the Arbitron 1991-92 Television Market Guide. These must carry rights are not absolute, and their exercise is dependent on variables such as (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and
(iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.

         The most recent election date for must-carry or retransmission consent was October 1, 1996, such election to be effective for the three-year period from January 1, 1997 through December 31, 1999. For subsequent elections beginning with the election to be made by October 1, 1999, the must carry market will be the station's DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.

Digital Television.

         The FCC has taken a number of steps to implement digital television service ("DTV") (including high-definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On April 3, 1997, the FCC adopted a table of digital channel allotments and rules for the implementation of DTV. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals subject to the requirement that they continue to provide at least one free, over the air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions which have not been subjected to extensive field testing and which, along with specific digital channel assignments, are the subject of petitions for reconsideration of the FCC's April 3, 1997 decision. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has pending a rulemaking proceeding to implement this requirement.

The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Management of the Company believes that its conversion to DTV will commence in 1999 for the Company's larger markets and in 2000 for the Company's smaller markets. Future capital expenditures by the Company will be compatible with the new technology whenever possible.

Programming and Operation.

General.

         The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to community issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radiofrequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, or the grant of a "short" (i.e., less than the full) license renewal term or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Children's Television Programming.

         Pursuant to legislation enacted in 1991, the amount of commercial matter broadcast during programming designed for children 12 years of age and younger has been limited to 12.0 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, all television stations have been required to broadcast some television programming designed to meet the educational and informational needs of children 16 years of age and under. The legislation and FCC rules also limit the amount of commercial matter that may be broadcast during children's programming. In August 1996, the FCC adopted new rules setting forth more stringent children's programming requirements. Specifically, television stations are now required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, must be identified as educational and informational programs over the air at the time they are broadcast, and must be identified in the station's children's programming reports required to be placed in stations' public inspection files. Additionally, television stations must identify and provide information concerning "core" children's programming to publishers of program guides and listings. A television station found not to have complied with the "core" programming requirements or the children's commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license.

Television Violence.

         The Telecommunications Act directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. In January 1997, an industry proposal was submitted to the FCC describing a voluntary ratings system under which all video programming would be designated in one of six categories. The proposal was revised and resubmitted in August 1997. Pursuant to the Telecommunications Act, the FCC has initiated a proceeding to determine whether to accept the industry proposal or to establish and implement an alternative system for rating and blocking video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The Company cannot predict whether the FCC will accept the industry proposal regarding the rating and blocking of video programming, or how changes in this proposal could affect the Company's business.

Closed Captioning.

         Under the FCC's closed captioning rules, which became effective January 1, 1998, program distributors including television stations, are generally responsible for compliance with captioning rules. However, stations may demand certifications from program suppliers that programming meets the minimum captioning requirements. The rules divide programming into two groups: pre-rule programming (which is defined to be programming that was first published or exhibited on or before January 1, 1998 by any distribution method) and new programming (programming that was first published or exhibited after that date). Pre-rule programming is subject to no specific requirements until the first calendar quarter of 2008. In that quarter, 75% of all pre-rule programming actually aired is required to be captioned. Beginning in the first calendar quarter of 2000, new programming that is not otherwise exempt from captioning requirements is subject to a series of quarterly benchmarks, until by January 1, 2006, 95% of all new non-exempt programming is to be captioned.

Proposed Changes.

         The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matter include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

Other Considerations.

         The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal opportunity employment and other matters affecting the Company's business and operations.

EMPLOYEES

         As of December 31, 1997, the Stations had approximately 376 full-time and 37 part-time employees. WEYI has a contract with United Auto Workers that expires on August 7, 1998 with respect to 50 employees. WROC has a contract with American Federation of Television and Radio Artists ("AFTRA") that expires on March 2, 1999 with respect to 19 employees, and has entered into a contract with the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET") that expires on May 31, 2000 with respect to 30 employees. WTOV has a contract with AFTRA that expires January 28, 1999 and a contract with International Brotherhood of Electrical Workers that expires on November 30, 2000 with respect to 22 and 15 employees respectively. WJAC has a contract with International Alliance of Theatrical Stage Employees that expires on September 30, 2002 with respect to 38 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition or results of operations.

PENDING ACQUISITIONS

         On July 8, 1997, the Company entered into a purchase agreement ("ARTC Purchase Agreement") with Abilene Radio and Television Company ("ARTC") to acquire all of its outstanding common stock. ARTC owns KRBC-TV, channel 9, the NBC affiliate for Abilene, Texas, and KACB-TV, channel 3, the NBC affiliate for San Angelo, Texas. On December 30, 1997, the Company and ARTC entered into an amendment to the ARTC Purchase Agreement that adjusted the purchase price to $7,250,000 plus working capital. The transaction is expected to close on March 31, 1998. The ARTC Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

         Unless applicable waiver standards are met, the FCC has a duopoly rule which generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. The FCC has pending a rulemaking proceeding in which it has proposed to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A service contours of the stations do not overlap. On February 12,1998, the FCC conditioned the transfer grant of the ARTC stations to the Company on the outcome of its rulemaking proceedings. If the final ruling is adverse to the Company, the Company would be required to sell one of the two stations to an unrelated party. There can be no assurance as to the terms of such sales or that such sale would not have a material adverse effect on the Company's business, financial condition and results of operations.

         In a series of transactions, the Company will acquire certain assets from Hearst-Argyle Television, Inc., ("Hearst") through transactions structured as a Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and a LMA for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst-Argyle Television, Inc. to trade KSBW-TV, WPTZ, and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22 million in cash. The transaction is expected to close by early in the third quarter and is subject to Department of Justice and Federal Communications Commission review.

         On March 2, 1998, the Company agreed to sell to Robert N. Smith, the President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations to be acquired by the Company related to WFFF from Sinclair Broadcasting Corp. Within ninety days of the closing of the exchange of WPTZ and WNNE by the Company to Hearst-Argyle Stations, Inc., Smith had agreed to pay the Company $500,000 which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operation of WFFF under a Time Brokerage Agreement.

ENVIRONMENTAL REGULATION

         Prior to the Company's ownership or operation of its facilities, substances or wastes that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under the Company's facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances. As a result, it is possible that the Company could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although the Company believes that it is in substantial compliance with such environmental requirements, and has not in the past been required to incur significant costs in connection therewith, there can be no assurance that the Company's costs to comply with such requirements will not increase in the future. The Company presently believes that none of its properties have any condition that is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.   PROPERTIES

         Each Station's real properties generally include main offices, studios and transmitter/antenna sites. The transmitter/antenna sites generally are located so as to provide maximum signal strength and market coverage.

         The Company owns all transmitter/antenna sites and studio and main office space associated with each of the Stations. The Company generally considers its facilities to be suitable and of adequate sizes for its current and intended purposes. The Company does not anticipate any difficulties leasing or purchasing additional space, if required. The Company owns all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by the Stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed.

         The principal executive offices of the Company are located at 3839 4th Street North, Suite 420, St. Petersburg, Florida 33703. The telephone number of the Company at that address is (813) 821-7900. The following table generally describes the Company's principal properties in each of its markets of operations:



                                                                                             Approximate
Station and Property                                    Type of                 Owned             Size        Expiration
  Location                                         Facility and Use            or Leased      Square Feet)      of Lease
----------------                                   ----------------------      ----------   --------------    ----------
WEYI:
   Clio, Michigan ..............................   Main Office/Studio           Owned           18,000            --
                                                   Tower/Antenna Site           Owned            (1)              --
   Saginaw, Michigan ...........................   Satellite Sales Office       Leased           1,200          2/14/99

WROC:
   Rochester, New York .........................   Main Office/Studio           Owned           45,000            --
   Brighton, New York ..........................   Tower/Antenna Site           Owned            2,400            --

Station and Property                                                Type of              Owned         Size        Expiration
        Location                                                Facility and Use        or Leased   (Square Feet)   of Lease
--------------------------------------------            ------------------------------  ---------   ------------   ----------
KSBW:
   Salinas, California .................................Main Office/Studio                 Owned        33,000            --
   Santa Clara County,
      California .......................................Tower/Antenna Site                 Owned         2,400            --
   Monterey County, California..........................Back-up
                                                        Antenna/Microwave Site             Owned         1,900            --
   Gilroy, California ..................................Satellite News and Sales Office   Leased           720            (2)
   Santa Cruz, California ..............................Satellite News and Sales Office   Leased           720       6/30/98
   Monterey, California ................................Satellite News and Sales Office   Leased           433       7/14/00

WTOV:
   Steubenville, Township, Ohio ........................Main Office/Studio                 Owned        12,750            --
                                                        Tower/Antenna Site                 Owned            (1)            -
   Pultney Township, Ohio ..............................Microwave /Relay                   Owned           450            --
   Wheeling, West Virginia .............................Satellite Sales Office            Leased           973       8/31/98

WJAC:
   Johnstown, Pennsylvania .............................Main Office/Studio                 Owned        40,000            --
   Laurel Hill, Pennsylvania ...........................Tower/Antenna Site                 Owned         3,600            --
   Altoona, Pennsylvania ...............................Satellite News and Sales Office   Leased         1,100       6/30/02


(1)  Main office/studio and tower/antenna site are at the same location.
(2)  Month to month

ITEM 3.  LEGAL PROCEEDINGS

         Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. Management believes that the outcome of such matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common stock, par value $0.01 per share (the "Common Stock"). All of the Company's Common Stock is held by Sunrise. The Company has never paid a cash dividend with respect to its Common Stock.

         On February 28, 1997, the Company issued 1,000 shares of its Common Stock to Sunrise in a private transaction for a cash purchase price of $50,000,000 in reliance on the exemption, set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), from the registration requirement set forth in Section 5 of the Securities Act.

         On February 28, 1997, the Company sold 300,000 shares of its 14% Redeemable Preferred Stock (the "Redeemable Preferred Stock") in a private placement in reliance on Section 4(2) of the Securities Act for a cash purchase price of $28.95 million, with an aggregate liquidation preference of $30.0 million, or $100 per share, in connection with the acquisition of the Jupiter/Smith Stations. These shares are entitled to quarterly dividends and accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock or cash, at the Company's option, and only in cash following that date.

         On March 25, 1997, the Company sold $100,000,000 aggregate principal amount of its 11% Senior Subordinated Notes due 2007 (the "Notes") in reliance on Rule 144A of the Securities Act to Chase Securities, Inc., NationsBanc Capital Markets, Inc. and Schroder Wertheim & Co., as the initial purchasers. The Company paid discounts to the initial purchasers of 3% of the aggregate principal amount of the Notes sold. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Company's revolving credit facility (the "Credit Agreement") and the Notes generally prohibit the Company from paying dividends on its common stock. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth the selected historical information of the Company as of the dates and for the periods indicated. Information for the Company for the ten months ended December 31, 1997 was derived from the financial statements of the Company, which have been audited by Arthur Andersen, LLP and included in Item 8. Predecessor historical information for the two months ended February 28, 1997, were derived from the audited financial statements of the Jupiter/Smith Stations which have been audited by Arthur Andersen, LLP and included in Item 8. The predecessor historical financial information for the three years ended December 31, 1996, has been derived from the audited financials of the Jupiter/Smith Stations, which were audited by Arthur Andersen, LLP. The financial information for the year ended December 31, 1993 has been derived from unaudited financial data of the Jupiter/Smith Stations. Statement of Operations Data below station operating income, as well as Balance Sheet Data, for the Stations for the years ended, or at, December 31, 1993 through December 31, 1995 have not been presented because such information is not meaningful for the following reasons: (i) during such period the Stations were owned and/or operated by persons other than the Company and/or management;
(ii) they were not owned or operated as a single unit for any such periods; and (iii) they were operated as part of larger units and therefore, allocations of corporate expenses, interest and long term debt cannot be made to the Stations.





                                                                COMBINED  OPERATIONS                           |     HISTORICAL
                                                                   PREDECESSOR(1)                              |         STC
                                                                                                               |     Broadcasting,
                                                                                                               |          Inc.
                                                                                                Two Months     |     10 Months
                                                       Years Ended December 31,                   Ended        |        Ended
                                                                                                February 28,   |     December 31,
                                             1993        1994          1995         1996          1997         |         1997
                                         ---------     --------     ---------     ---------     ---------      |      ------------
                                                                                                               |
                                                                        (Dollars in thousands)                 |
Statement of Operations Data:                                                                                  |
                                                                                                               |
Net revenues                             $  28,120     $ 31,043     $  32,905     $  37,860     $   5,228      |      $  36,231
Station operating expenses                  17,616       19,822        20,729        18,918         3,166      |         17,927
Amortization of program rights               3,599        3,123         3,181         3,617           620      |          3,214
Depreciation                                 3,237        3,079         3,121         4,376           757      |          3,475
Amortization                                   330          616           998         5,889           977      |          9,159
                                         ---------     --------     ---------     ---------     ---------      |      ---------
Station Operating income                 $   3,338     $  4,403     $   4,876         5,060          (292)     |      $   2,456
                                         =========     ========     =========                                  |
Corporate expense                                                                       840           146      |          1,402
                                                                                  ---------     ---------      |      ---------
     Operating income                                                                 4,220          (438)     |          1,054
Interest expense                                                                     (6,072)         (963)     |         (9,502)
Other income (2)                                                                      1,552            39      |            330
                                                                                  ---------     ---------      |      ---------
Loss before income tax benefit                                                         (300)       (1,362)     |         (8,118)
Income tax benefit                                                                        -            --      |            299
                                                                                  ---------     ---------      |      ---------
                                                                                                               |
Net Loss                                                                               (300)       (1,362)     |         (7,819)
Dividends and accretion on                                                                                     |
   Redeemable Preferred Stock (3)                                                         -            --      |         (3,763)
                                                                                  ---------     ---------      |      ---------
Net loss applicable to                                                                                         |
   Common Stock                                                                   $    (300)    $  (1,362)     |      $ (11,582)
                                                                                  =========     =========      |      =========
Other Financial Data:                                                                                          |
                                                                                                               |
Net cash provided by (used in):                                                                                |
   Operating activities                                $  7,215     $   6,898     $   9,557     $   1,632      |      $   5,106
   Investing activities                                  (1,287)         (750)     (108,298)         (233)     |      $(201,986)
   Financing activities                                  (5,680)       (5,978)      101,405            --      |        198,512
Broadcast cash flow (4)                                   7,822         8,624        15,316         1,441      |         14,990
Broadcast cash flow margins (5)                           25.20%        26.21%        40.45%        27.60%     |          41.37%
Capital expenditures                                   $  1,287     $     750     $   2,966     $     264      |      $   2,848
Payments for program rights                               3,399         3,552         3,626           621      |          3,314
Ratio of earnings to fixed charges (6)                                                                         |        (11,882)
                                                                                                               |
Balance Sheet Data:                                                                                            |
                                                                                                               |
Cash and cash equivalents                                                                                      |          1,632
Total assets                                                                                                   |        243,244
Long term debt:                                                                                                |
    Credit Agreement                                                                                           |         14,500
    Senior Subordinate Debt                                                                                    |        100,000
Redeemable Preferred Stock                                                                                     |         32,263
Stockholder's equity                                                                                           |         52,429

                   Notes to Selected Historical Financial Data

(1) Financial statements for periods presented are at the predecessor cost basis.

(2) Other income consists primarily of approximately $1.5 million of non recurring revenues for consulting services provided during 1996.

(3) Reflects dividend requirement and accretion on the Redeemable Preferred Stock for the ten month period ended December 31, 1997.

(4) "Broadcast cash flow" consists of station operating income (loss) plus depreciation of property and equipment, amortization of intangible assets and amortization of program rights minus payments on program rights. Broadcast cash flow is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.,

(5) "Broadcast cash flow margin" is broadcast cash flow divided by net revenues expressed as a percentage.

(6) For purposes of this calculation, "earnings" consist of loss before tax benefit and fixed charges. "Fixed charges" consist of interest expense, amortization of deferred financing costs, the component of rental expense believed by management to be representative of the interest factor thereon and preferred stock dividend requirements and related accretion. If the ratio is less than 1.0x, the deficiency is shown.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The operating revenues of the Stations are derived primarily from advertising revenues and, to a much lesser extent, compensation paid by the networks to the Stations for broadcast network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering, film and syndicated programming expenditures and promotional costs. A significant proportion of the operating expenses of the Stations are fixed.

         In general, television stations receive revenues from advertising sold for placement within and adjoining its local programming and national network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by audience surveys conducted in February, May and November of each year. The ratings of local television stations affiliated with a national television network can be affected by ratings of network programming. In addition, advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the markets served by the television station and the availability of alternative advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours, generally during local news programming, access (the hour before prime time), early fringe (3:00 p.m. to 5:00 p.m.) and prime time.

         Most advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues of the Stations is generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations also pay additional commissions to the national sales representatives. Three Stations are represented by Katz Media Corporation, one Station is represented by TeleRep, Inc. and one Station by Harrington, Righter and Parsons, each an independent national advertising sales representative firm operating under an agreement that provides for exclusive representation within the particular market of the Station. In 1997, local advertising comprised 55.8% of the Company's gross spot revenues (excluding political advertising), and national advertising comprised 44.2% of the Company's gross spot revenues (excluding political advertising). The gross spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to including increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. On a quarterly basis for 1997, first, second, third and fourth quarter gross spot revenues constituted 21.5%, 26.6%, 23.4% and 28.5%, respectively excluding political revenues. Advertising spending by political candidates is typically heaviest during the fourth quarter. In 1996, the Stations' advertising revenues benefited from presidential and congressional elections as well as the NBC broadcast of both the United States-based Olympic Games and the Super Bowl.

         "Broadcast Cash Flow" is defined as station operating income (loss) plus depreciation of property and equipment, amortization of intangible assets and amortization of program rights, less payments for program rights. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. When used in this Annual Report on Form 10-K the words "believes," "anticipated," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, competition from other local free over-the-air broadcast stations, acquisition of additional broadcast properties and future debt service obligations. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events.

The 1997 financial information is a combination of the Company financial statements of the ten months ended December 31, 1997 and the Jupiter/Smith Stations financial statements for the two months ended February 28, 1997.



The following table sets forth certain data for the three years ended December 31, 1997.


                                                                  Years Ended December 31,

                                                          1995              1996              1997
                                                        --------          --------          -------
                                                                       (Dollars in thousands)

Station Operating Income                                $  4,876        $   5,060         $   2,164
Add:
  Amortization of program rights                           3,181            3,617             3,833
  Depreciation of property and equipment                   3,121            4,376             4,232
  Amortization of intangibles                                998            5,889            10,136
Less:
  Payments for program rights                             (3,552)          (3,626)           (3,935)
                                                        --------        ---------         ---------
Broadcast cash flow                                     $  8,624        $  15,316         $  16,430
                                                        ========        =========         =========

Television Revenues

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.

                                                         Years Ended December 31,

                                           1995                1996                1997
                                    ----------------    --------------------    -----------------
                                       $        %          $           %           $        %
                                    ------   --------   ------      --------    ------   --------
                                                            (Dollars in Thousands)
Revenues:
   Local (1)                       $18,991       49.5%   $20,334       45.7%  $23,768       48.9%
   National                         14,808       38.6     16,174       36.3    18,847       38.8
   Political                           201        0.5      3,513        7.9       300        0.7
   Network Compensation              2,545        6.6      2,781        6.2     3,078        6.3
   Trade and barter (2)              1,225        3.2        969        2.2     1,731        3.6
   Other                               587        1.6        749        1.7       839        1.7
                                   -------   --------    -------   --------   -------   --------
         Total                      38,357      100.0%    44,520      100.0%   48,563      100.0%
Agency and national
   representative commissions (3)    5,452       14.2      6,660       15.0     7,105       14.6
                                   -------   --------    -------   --------   -------   --------
         Net revenue               $32,905       85.8%   $37,860       85.0%  $41,458       85.4%
                                   =======   ========    =======   ========   =======   ========


(1) National sales of approximately $1.0 million for 1995 have been reclassified as local to maintain consistency with a reclassification of certain national sales in 1996 and 1997.
(2) Represents value of commercial time exchanged for syndicated programs and commercial time exchanged for goods and services (trade outs).
(3) Represents commissions paid to local and national advertising agencies and to national sales representatives.


RESULTS OF OPERATIONS

         Set forth below is a summary of the operations of the Company for the years indicated and their percentages of net revenues.

                                                                      Years Ended December 31,

                                                    1995                      1996                   1997
                                         ------------------------   ------------------------    -----------------
                                             $            % of         $             % of       $         % of
                                                         Revenues                   Revenues             Revenues
                                         --------       ---------   ---------       --------   -----    --------
                                                                     (Dollars in Thousands)
Net Revenues:                             $32,905          100.0%    $37,860         100.0%   $41,458     100.0%
  Engineering expense                       2,073            6.3       1,785           4.7      1,784       4.3
  Program/Production expense                2,750            8.4       2,735           7.2      2,891       7.0
  News expense                              5,215           15.8       4,637          12.2      5,109      12.3
  Sales/Traffic expense                     4,136           12.6       3,371           8.9      3,836       9.3
  Promotion expense                           559            1.7         381           1.1        557       1.3
  General & administrative expense          4,975           15.1       4,950          13.1      5,345      12.9
  Trade and barter expense                  1,021            3.1       1,059           2.8      1,571       3.8
                                          -------         ------     -------        ------    -------    ------
        Total station operating
                   expenses                20,729           63.0      18,918          50.0     21,093      50.9
                                          -------         ------     -------        ------    -------    ------

Amortization of program rights              3,181            9.7       3,617           9.6      3,833       9.2
Depreciation                                3,121            9.5       4,376          11.5      4,232      10.2
Amortization                                  998            3.0       5,889          15.5     10,136      24.5
                                          -------         ------     -------        ------    -------    ------
        Station operating income          $ 4,876           14.8%    $ 5,060          13.4%   $ 2,164       5.2%
                                          =======         ======     =======        ======    =======    ======
        Broadcast cash flow               $ 8,624           26.2%    $15,316          40.4%   $16,430      39.6%
                                          =======         ======     =======        ======    =======    ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Gross Revenues.

         Gross Revenues increased by $4.1 million, or 9.2% to $48.6 million for the year ended December 31, 1997 from $44.5 million for the year ended December 31, 1996. Gross local revenues in 1997 increased by approximately $3.4 million or 16.9%, as compared to 1996, while gross national revenues increased by approximately $2.7 million or 16.5%, as compared to 1996. The year ended December 31, 1997 includes $3.1 million of gross revenues for WJAC, since the date of acquisition. The majority of the other increase in local and national revenues were generated by KSBW, WEYI and WROC and resulted from sales initiatives started in 1996. Both local and national revenues in 1996 were favorably impacted by the United States-based Olympic Games. Political revenues in 1997 were $.3 million compared to $3.5 million in 1996, due to 1997 being an off year for presidential and congressional races. Trade and barter revenues increased $0.8 million due to changes in value of film barter (see increase in trade and barter expense) and the use of trade to purchase capital items.

Net Revenues.

         Net revenues increased by $3.6 million, or 9.5% to $41.5 million for the year ended December 31, 1997 from $37.9 million for the year ended December 31, 1996. Agency and national representative commissions as a percentage of sales decreased due to reduced political sales.

Station Operating Expenses.

         Station operating expenses increased by $2.2 million to $21.1 million or 11.6% for the year ended December 31, 1997 from $18.9 million for the year ended December 31, 1996. The year ended December 31, 1997 includes $1.2 million of station operating expenses for WJAC since the date of acquisition. A majority of the other expense increase related to higher costs assigned to barter film contracts, increased sales expense due to full staff at WROC, increased commissions on increased local sales, increased costs at WEYI for improvements in news personnel and news services and additional news expenditures at WROC.

Amortization of Program Rights.

         Amortization of program rights increased by $0.2 million or 5.6% to $3.8 million for the year ended December 31, 1997 from $3.6 million for the year ended December 31, 1996 due to small yearly increases in continuing programs and the addition of The Rosie O'Donnell Show at KSBW and WTOV and $0.15 million of amortization for WJAC since date of acquisition.

Depreciation

         Depreciation decreased by $0.2 million or 4.5% to $4.2 million for the year ended December 31, 1997 from $4.4 million for the year ended December 31, 1996 due to the revaluation of assets at the time of the purchase by the Company of the Jupiter/Smith Stations and the acquisition of WJAC in October 1997.

Amortization.

         Amortization increased by $4.2 million or 73.8% to $10.1 million for the year ended December 31, 1997 from $5.9 million for the year ended December 31, 1996 due to the upward evaluation of intangible assets related to the Company's acquisition of the five stations during the year.

Station Operating Income.

         Station operating income decreased by $2.9 million or 56.9% to $2.2 million for the year ended December 31, 1997 from $5.1 million for the year ended December 31, 1996 due to the reasons outlined above.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Gross Revenues

         Gross revenues increased by $6.1 million or 15.9% to $44.5 million for the year ended December 31, 1996 from $38.4 million for the year ended December 31, 1995. Local revenues in 1996 increased by approximately $1.3 million, or 7.1% as compared to 1995, while national revenues in 1996 increased by approximately $1.4 million, or 9.2% as compared to 1995. Local and national revenues were favorably affected by political elections, strong economic activity in the Stations' markets and the NBC broadcast of both the Super Bowl and the United States-based Olympic Games. Political revenues in 1996 were $3.5 million compared to $0.2 million in 1995 due to the presidential and congressional races and many local contests.

Net Revenues.

         Net revenues increased by $5.0 million, or 15.2% to $37.9 million for the year ended December 31, 1996 from $32.9 million for the year ended December 31, 1995. Agency and national representative commissions as a percentage of sales increased due to higher political sales.

Station Operating Expenses.

         Station operating expenses decreased by $1.8 million or 8.7% to $18.9 million for the year ended December 31, 1996 from $20.7 million for the year ended December 31, 1995.

A majority of the decreases in expense were the results of reduced personnel, especially in news and operations, reduced outside news services, lower maintenance costs on newer equipment, sales compensation plan changes, unfilled sales and marketing positions and elimination of unnecessary sales promotion programs.

Amortization of Program Rights.

         Amortization of syndicated program rights increased by $0.4 million, or 12.5% to $3.6 million for the year ended December 31, 1996 from $3.2 million for the year ended December 31, 1995 due to the increased cost of continuing programs and the replacement of certain programs at WEYI (beginning in September
1996) with more expensive high-quality programming intended to generate higher ratings in early fringe and access.

Depreciation.

         Depreciation increased by $1.3 million or 34.1%, to $4.4 million for the year ended December 31, 1996 from $3.1 million for the year ended December 31, 1995 due to the revaluation of assets in January 1996 at the time of the purchase by Jupiter/Smith of four of the Stations.

Amortization.

         Amortization increased by $4.9 million to $5.9 million for the year ended December 31, 1996 from $1.0 million for the year ended December 31, 1995 due to the revaluation of assets in January 1996 at the time of the purchase by Jupiter/Smith of four of the stations.

Station Operating Income.

         Station operating income increased by $0.2 million, or 3.5%, to $5.1 million for the year ended December 31, 1996 from $4.9 million for the year ended December 31, 1995 due to the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

         On March 25, 1997, the Company completed a private placement of $100,000,000 principal amount of its 11% Senior Subordinated Notes (the "Old Notes") due March 15, 2007. The proceeds from the sale of the Old Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's existing bank credit agreement (the "Credit Agreement"). The remaining net proceeds from the sale of the Old Notes were used to fund the purchase of WJAC and for general working capital purposes. Interest is payable on March 15 and September 15 of each year. On September 26, 1997, the Company completed an exchange offer in which all of the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the "New Notes") of the Company having substantially identical terms as the Old Notes. The indenture imposes certain limitations on the ability of the Company and certain of its subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

         The Company's Credit Agreement currently provides for borrowings up to $35.0 million under the secured revolving credit facility, which matures on February 27, 2004, with reducing availability beginning in January 2000. Undrawn amounts under such facility are available for acquisitions, working capital and general corporate purposes. There was a $14.5 million outstanding balance under the Credit Agreement at December 31, 1997.

         Interest payments under the Credit Agreement and the New Notes represent significant liquidity requirements for the Company. Loans under the Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. In addition, the Company's Reedemable Preferred Stock is cumulative, with dividends payable quarterly, and prior to 2002 may, at the option of the Company, be paid in additional shares of Redeemable Preferred Stock. In the event dividends on the Redeemable Preferred Stock are paid in cash, dividends would amount to $4.2 million annually. The Credit Agreement and the Indenture will limit the Company's ability to pay cash dividends prior to 2002 and the Company's ability to exchange the Redeemable Preferred Stock for debt of the Company.

         Based on the current level of operations and anticipated future internally generated growth the Company anticipates that its cash flow from operations, together with borrowings under the Credit Agreement and additional equity contributions from Sunrise should be sufficient to meet its anticipated requirements for working capital, capital expenditures and interest payments and the acquisition of ARTC. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, complete its transaction with Hearst-Argyle and to consummate future acquisitions will require significant additional debt and/or equity capital and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

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

CAPITAL EXPENDITURES

         Capital expenditures were $3.1 and $3.0 million for the years ended December 31, 1997 and 1996, respectively. Capital expenditures in 1997 were used to improve the news gathering and production capabilities of WROC, WEYI and WJAC. The Company's ability to make capital expenditures is subject to certain restrictions under the Credit Agreement. The Company anticipates that capital expenditures for the five stations in 1998 will amount to $2.5 million.

DEPRECIATION, AMORTIZATION AND INTEREST

         Because the Company has incurred substantial indebtedness in the acquisitions of its five Stations, ("Acquisitions") for which it will have significant debt service requirements, and because the Company will have significant non-cash charges relating to the depreciation and amortization expense of the property and equipment and intangibles that were acquired in the Acquisitions, the Company expects that it will report net losses for the foreseeable future.

         The Acquisitions are accounted for using the purchase method of accounting, and the total purchase price has been allocated to the assets and liabilities acquired based upon their respective fair values. As a result, the Company records depreciation and amortization expenses, as well as interest expenses, that are significantly in excess of historical levels for the Stations.

INFLATION

The Company believes that its business is affected by inflation to an extent no greater than other businesses are generally affected.

RECENT DEVELOPMENTS

         On July 8, 1997, the Company entered into a purchase agreement ("ARTC Purchase Agreement") with Abilene Radio and Television Company ("ARTC") to acquire all of its outstanding common stock. ARTC owns KRBC-TV, channel 9, the NBC affiliate for Abilene, Texas, and KACB-TV, channel 3, the NBC affiliate for San Angelo, Texas. On December 30, 1997, the Company and ARTC entered into an amendment to the ARTC Purchase Agreement that adjusted the purchase price to $7,250,000 plus working capital. The transaction is expected to close on March 31, 1998. The ARTC Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

         Unless applicable waiver standards are met, the FCC has a duopoly rule which generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. The FCC has pending a rulemaking proceeding in which it has proposed to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A service contours of the stations do not overlap. On February 12,1998, the FCC conditioned the transfer grant of the ARTC stations to the Company on the outcome of its rulemaking proceedings. If the final ruling is adverse to the Company, the Company would be required to sell one of the two stations to an unrelated party. There can be no assurance as to the terms of such sales or that such sale would not have a material adverse effect on the Company's business, financial condition and results of operations.

         In a series of transactions, the Company will acquire certain assets from Hearst-Argyle Television, Inc., ("Hearst") through transactions structured as a Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and a LMA for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst-Argyle Television, Inc. to trade KSBW-TV, WPTZ, and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22 million in cash. The transaction is expected to close by early in the third quarter and is subject to Department of Justice and Federal Communications Commission review.

         On March 2, 1998, the Company agreed to sell to Robert N. Smith, the President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations to be acquired by the Company related to WFFF from Sinclair Broadcasting Corp. Within ninety days of the closing of the exchange of WPTZ and WNNE by the Company to Hearst-Argyle Stations, Inc., Smith has agreed to pay the Company $500,000, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operation of WFFF under a Time Brokerage Agreement.

YEAR 2000 COMPLIANCE

         The Company has commenced a study of its computer systems in order to assess its exposure to year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. There can be no assurance that costs and expenses or other matters relating to year 2000 issues will not have a material adverse effect on the Company.

ENVIRONMENTAL REGULATION

         Prior to the Company's ownership or operation of its facilities, substances or wastes that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under the Company's facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances. As a result, it is possible that the Company could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although the Company believes that it is in substantial compliance with such environmental requirements, and has not in the past been required to incur significant costs in connection therewith, there can be no assurance that the Company's costs to comply with such requirements will not increase in the future. The Company presently believes that none of its properties have any condition that is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder of STC Broadcasting, Inc.:

We have audited the accompanying consolidated balance sheets of STC Broadcasting Inc. and Subsidiaries as of December 31, 1997, and March 1, 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for the ten months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STC Broadcasting Inc. and Subsidiaries as of December 31, 1997, and March 1, 1997, and the results of their operations and their cash flows for the ten months ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Tampa, Florida
February 18, 1998 (except with respect to the matters discussed in Note 13, as to which the date is March 2, 1998)

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997, AND MARCH 1,1997




                                                                             December 31, 1997    March 1, 1997
                                                                             -----------------    -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $    1,632,190      $       879,455
     Accounts receivable, net of allowance for
       doubtful accounts of approximately $286,000
       and $297,000, respectively                                                 10,924,654            6,967,985
     Current portion of program rights                                             4,175,969            3,623,712
     Other current assets                                                            929,240              508,812
                                                                              --------------      ---------------
         Total current assets                                                     17,662,053           11,979,964
                                                                              --------------      ---------------
PROPERTY AND EQUIPMENT, net                                                       36,002,597           26,920,478

INTANGIBLE ASSETS, net                                                           171,289,284          130,464,952

OTHER LONG TERM ASSETS, net                                                       18,290,279           11,280,848
                                                                              --------------      ---------------
         Total  assets                                                        $  243,244,213      $   180,646,242
                                                                              ==============      ===============


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                         $    2,407,165      $       755,940
     Accrued interest                                                              3,273,520                   --
     Accrued compensation                                                            805,897               76,210
     Accrued professional                                                            179,642                   --
     Accrued other                                                                   498,614              376,610
     Current portion of long-term debt                                                    --           90,800,000
     Current portion of program rights payable                                     4,258,003            3,623,441
                                                                              --------------      ---------------
         Total current liabilities                                                11,422,841           95,632,201

LONG-TERM DEBT, net of current portion                                           114,500,000                   --
DEFERRED INCOME TAXES                                                             23,562,000                   --
PROGRAM RIGHTS PAYABLE, net of current portion                                     8,950,776            7,502,059
OTHER LONG-TERM LIABILITIES                                                          116,041                   --
REDEEMABLE PREFERRED STOCK, liquidation                                           32,263,225           28,500,000
     preference of $30,000,000

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share, 1,000 shares authorized,
        issued and outstanding                                                            10                   10
     Additional paid-in capital                                                   64,011,972           49,011,972
     Accumulated deficit                                                         (11,582,652)                  --
                                                                              --------------      ---------------
         Total stockholder's equity                                               52,429,330           49,011,982
                                                                              --------------      ---------------
         Total liabilities and stockholder's equity                           $  243,244,213      $   180,646,242
                                                                              ==============      ===============



         See accompanying notes to consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 1997




REVENUES:
    Broadcasting spot revenues, net of agency and national
         representative commissions of  $6,244,161                                       $  31,450,425
    Network compensation                                                                     2,611,714
    Trade and barter                                                                         1,518,120
    Other                                                                                      650,688
                                                                                         -------------
         Total revenues                                                                     36,230,947
OPERATING EXPENSES:
    Station operating                                                                       11,539,436
    Selling, general and administrative                                                      8,211,908
    Trade and barter                                                                         1,390,001
    Depreciation of property and equipment                                                   3,474,522
    Amortization of intangibles and other long term assets                                   9,159,173
    Corporate overhead                                                                       1,402,349
                                                                                        --------------
         Total operating expenses                                                           35,177,389
                                                                                        --------------
OPERATING INCOME                                                                             1,053,558

OTHER INCOME (EXPENSE):
    Interest income                                                                            289,855
    Interest expense                                                                        (9,502,041)
    Other income, net                                                                           40,201
                                                                                        --------------
NET LOSS BEFORE INCOME TAX BENEFIT                                                          (8,118,427)

INCOME TAX BENEFIT                                                                             299,000
                                                                                        --------------
NET LOSS AFTER TAXES                                                                        (7,819,427)

REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION                                          (3,763,225)
                                                                                        --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDER                                               $  (11,582,652)
                                                                                        ==============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                                             $      (11,583)
                                                                                        ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                             1,000
                                                                                        ==============

         See accompanying notes to consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 1997


                                                                                                              Total
                                              Common           Additional             Accumulated          Stockholder's
                                              Stock         Paid-in Capital              Deficit               Equity
                                            -----------------------------------------------------------------------------
Beginning balance                           $     --        $           --            $          --       $          --

Net loss applicable to common
         stockholder                              --                    --              (11,582,652)         (11,582,652)

Issuance of common stock,
         net of expenses                          10            49,011,972                       --           49,011,982

Capital contribution by Sunrise
         Television Corp.                         --            15,000,000                       --           15,000,000

                                            --------         -------------            -------------        -------------
Balance, December 31, 1997                  $     10         $  64,011,972            $ (11,582,652)       $  52,429,330
                                            ========         =============            =============        =============



         See accompanying notes to consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 1997



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss after taxes                                                                $   (7,819,427)
     Adjustments to reconcile net loss after taxes to net
         cash provided by operating activities
         Depreciation of property and equipment                                               3,474,522
         Amortization of intangibles and other long term assets                               9,159,173
         Amortization of program rights                                                       3,213,767
         Payments on program rights payable                                                  (3,313,970)
         Deferred tax benefit                                                                  (299,000)
         Income on disposal of property and equipment                                           (46,476)
     Change in operating assets and liabilities net of effects from acquired stations:
         Accounts receivable                                                                 (2,429,745)
         Other current assets                                                                  (660,479)
         Accounts payable and accrued expenses                                                3,827,449
                                                                                         --------------

              Net cash provided by operating activities                                       5,105,814
                                                                                         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Jupiter/Smith stations                                                 (163,175,576)
     Acquisition of WJAC, Incorporated                                                      (36,077,537)
     Capital expenditures                                                                    (2,848,235)
     Proceeds from the disposal of property and equipment                                       115,244
                                                                                         --------------
              Net cash used in investing activities                                        (201,986,104)
                                                                                         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowing under credit agreement                                         107,800,000
     Proceeds from senior subordinated notes                                                100,000,000
     Repayment of credit agreement                                                          (93,300,000)
     Proceeds from sale of preferred stock, net                                              28,500,000
     Proceeds from sale of common stock, net                                                 49,011,982
     Capital contribution of cash by parent                                                  15,000,000
     Deferred acquisition and debt refinancing
         costs incurred                                                                      (8,499,502)
                                                                                         --------------
              Net cash provided by financial activities                                     198,512,480
                                                                                         --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     1,632,190
CASH AND CASH EQUIVALENTS, beginning balance                                                          -
                                                                                         --------------
CASH AND CASH EQUIVALENTS, December 31, 1997.                                            $    1,632,190
                                                                                         ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Non cash items
         Preferred dividend and accretion                                                $    3,763,225
         Exchange offer on Senior Subordinated Notes                                     $  100,000,000
         New program contracts                                                           $    3,706,879
         Interest paid                                                                   $    6,228,521


         See accompanying notes to consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, AND MARCH 1, 1997

1.  ORGANIZATION AND NATURE OF OPERATIONS:

The accompanying financial statements present the consolidated financial statements of STC Broadcasting, Inc. and subsidiaries (the "Company"). The Company was incorporated on November 1, 1996, in the state of Delaware and commenced operations on March 1, 1997, and is a wholly owned subsidiary of Sunrise Television Corp. ("Sunrise"). All of the common stock of Sunrise is owned by Sunrise Television Partners, L.P., of which the managing general partner is Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated ("Hicks Muse"). The Company operates the following five commercial television stations (the "Stations"):



        STATION           ACQUISITION DATE           DESIGNATED MARKET AREA             NETWORK AFFILIATION
        -------           ----------------           ----------------------             -------------------
       WEYI-TV            March 1, 1997              Flint, Saginaw-Bay City,                  NBC
                                                         Michigan
       WROC-TV            March 1, 1997              Rochester, New York                       CBS
       KSBW-TV            March 1, 1997              Salinas-Monterey,                         NBC
                                                         California
       WTOV-TV            March 1, 1997              Wheeling, West Virginia                   NBC
                                                         and Steubenville, Ohio
       WJAC-TV            October 1, 1997            Johnstown, Altoona, State                 NBC
                                                         College, Pennsylvania


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying consolidated financial statements include the consolidated accounts of the Company. All material intercompany items and transactions have been eliminated.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Risk and Accounts Receivable

         The Company serves the markets shown in Note 1 above. Accordingly, the revenue potential of the Company is dependent on the economy in these markets. The Company monitors their accounts receivable through continuing credit evaluations. Historically, the Stations have not had significant uncollectible accounts. Provision for losses on doubtful accounts amounts to approximately $49,000 for the ten months ended December 31, 1997. The Company acquired trade receivables, net of reserves of approximately $346,000 in allowance for doubtful accounts, in connection with the acquisition of certain television stations during 1997. Write offs of doubtful accounts amounts to approximately $109,000 for the ten months ended December 31, 1997.

Program Rights

         The Company has agreements with distributors for the rights to television programming over contract periods which generally run from one to four years. Each contract is recorded as an asset and liability when the license agreement is signed. Program rights and the corresponding obligation are classified as current or long-term based on the estimated usage and payment terms.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

         The capitalized cost of program rights for one-time only programs is amortized on a straight-line basis over the period of the program rights agreements. The capitalized cost of program rights for multiple showing syndicated program material is amortized on an accelerated basis over the period of the program rights agreements. Program rights are reflected in the consolidated balance sheet at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program material. Payments of program rights liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Program Barter Transactions

         The Company purchases certain programming, which includes advertising time of the syndicator during the airing of the programs. The estimated fair value of advertising revenue received in program barter transactions is recognized as revenue and a corresponding program cost when the airtime is used by the advertiser. Program barter revenue and expense of approximately $938,000 is included in trade and barter revenue and expense for the ten month period ended December 31, 1997.

Trade Transactions

         The Company broadcasts certain customers' advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as deferred trade costs, the corresponding obligation to broadcast advertising is recorded as deferred trade revenues, resulting in a net current asset or net current liability. The deferred trade costs are expensed or capitalized as they are used, consumed or received. Deferred trade revenues are recognized as the related advertising is aired. Total trade revenue amounts to approximately $580,000 for the ten months ended December 31, 1997.

Property and Equipment

         Property and equipment of the Stations acquired were recorded at the estimate of fair value based upon independent appraisals and property and equipment acquired subsequent thereto is recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

                  Buildings                           20-39 years
                  Broadcast equipment                  5-15 years
                  Vehicles                                3 years
                  Furniture and computers                 5 years

         Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized.

Intangible Assets

         Intangible assets consist principally of values assigned to the Federal Communications Commission (FCC) licenses and network affiliation agreements of the Stations. Intangible assets are being amortized on the straight-line basis over 15 years.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Intangible assets consist of the following:

                                                                     December 31, 1997         March 1, 1997
                                                                     -----------------         -------------
                  FCC licenses                                         $   60,589,342          $  30,858,162
                  Network affiliations                                    116,306,416             97,717,514
                  Other                                                     2,454,956              1,889,276
                                                                       --------------          -------------
                                                                          179,350,714            130,464,952
                  Less: Accumulated amortization                           (8,061,430)                    --
                                                                       --------------          -------------
                                                                       $  171,289,284          $ 130,464,952
                                                                       ==============          =============

Other Long Term Assets

         Other assets consist principally of values assigned to deferred financing and acquisition costs and the non-current portion of program rights. Deferred financing costs are amortized over the applicable loan period (seven or ten years) on a straight-line basis, and deferred acquisition and organization costs are amortized over a five year period on a straight-line basis.

         Other assets consist of the following:

                                                                      December 31, 1997       March 1, 1997
                                                                      -----------------       -------------
         Deferred financing and acquisition costs, net
         of accumulated amortization of $1,097,743                      $  9,590,604           $  4,164,490
         Program rights, net of current portion                            8,597,548              7,116,358
         Other                                                               102,127                     --
                                                                        ------------           ------------
                                                                       $  18,290,279           $ 11,280,848
                                                                       =============           ============

Revenue Recognition

         The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast and are net of agency and national representative commissions.

Income Taxes

         Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

Long-Lived Assets

         Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. The Company has determined that there has been no impairment in the carrying value of long-lived assets of the Stations as of December 31, 1997.

Fair Value of Financial Instruments

         The book value of all financial instruments approximates their fair value as of December 31, 1997 and March 1, 1997.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Common Share

         Net loss per common share is computed as net loss applicable to common stockholder divided by the weighted average number of shares of common stock outstanding.

Current Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" (SFAS 128) which establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the basic EPS computation to the diluted EPS computation. For all periods presented, the Company had no outstanding potential dilutive or anti-dilutive common shares.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not yet evaluated the effects of this change on the Company's financial statements but believes that in SFAS 131's current form, it may require competitive disclosure that may be detrimental to its future operations.

         In February 1998, FASB released SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" (SFAS 132). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

         SFAS 130, SFAS 131 and SFAS 132 are effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that the future effects of SFAS 130 and 132 will be significant to its consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


3. ACQUISITIONS:

         On March 1, 1997, the Company acquired substantially all of the assets of WEYI-TV, WROC-TV, KSBW-TV and WTOV-TV (the "Jupiter / Smith Stations") from Jupiter / Smith TV Holdings, L.P. and Smith Broadcasting Partners, L.P. for approximately $163,176,000. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The acquisition price was allocated as follows:

         Property and equipment                        $  26,921,000
         Intangible assets and deferred costs            130,530,000
         Working capital                                   5,725,000
                                                       -------------
                                                       $ 163,176,000
                                                       =============


         The acquisition was funded by approximately $90,800,000 in borrowings under the Credit Agreement and the sale of preferred and common stock in the approximate amount of $77,500,000.

         On October 1, 1997 the Company acquired 100% of the outstanding stock of WJAC, Incorporated ("WJAC") for approximately $36,078,000. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The acquisition price was allocated as follows:

         Property and equipment                        $    9,777,000
         Intangible assets and deferred costs              50,987,000
         Working capital                                     (825,000)
         Deferred income taxes payable                    (23,861,000)
                                                       --------------
                                                       $   36,078,000
                                                       ==============


         The acquisition was funded by $17,000,000 of borrowing under the Credit Agreement, $15,000,000 of additional equity contribution by Sunrise and available cash on hand.

         The results of operations for the ten months ended December 31, 1997, include operations of each Station from the respective date of acquisition. The following table summarizes the unaudited consolidated pro forma results of operations for the calendar years ended December 31, 1997 and 1996 assuming the acquisition of all Stations had occurred on January 1, 1997 and 1996, respectively:

                                                                 UNAUDITED                UNAUDITED
                                                                 ---------                --------
                                                                   1997                      1996
                                                                   ----                      ----
                  Net revenue                                 $  48,448,000             $  47,480,000
                  Operating Income                                1,408,000                 1,336,000
                  Net (Loss) after tax benefit                   (9,922,000)               (9,994,000)
                  Net (Loss) applicable to
                           Common shareholders                  (14,422,000)              (14,494,000)
                  Net loss per share                          $     (14,422)                  (14,494)
                  Weighted average share outstanding                  1,000                     1,000


         The proforma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had each of the Stations been acquired at the beginning on 1997 or 1996, nor is it

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


indicative of the future results of operations.


4. PROPERTY AND EQUIPMENT:

The major classes of property and equipment are as follows:


                                                     December 31, 1997       March 1, 1997
                                                     -----------------       -------------
         Land and improvements                       $   2,536,679          $    2,208,649
         Buildings and improvements                      8,726,962               5,691,714
         Broadcast equipment                            24,995,411              16,980,910
         Vehicles                                          892,544                 388,667
         Furniture and computers                         2,301,636               1,650,538
                                                     -------------          --------------
                                                        39,453,232              26,920,478
         Less: accumulated depreciation and
                  amortization                          (3,450,635)                     --
                                                     -------------          --------------
                                                     $  36,002,597          $   26,920,478
                                                     =============          ==============


5. OBLIGATIONS FOR PROGRAM RIGHTS:

The aggregate scheduled maturities of program rights obligations subsequent to December 31, 1997 are as follows:

         1998                                                                   $  4,258,003
         1999                                                                      3,951,862
         2000                                                                      2,861,471
         2001                                                                      1,380,158
         2002 and thereafter                                                         757,285
                                                                                ------------
                                                                                  13,208,779
         Less: Current portion                                                     4,258,003
                                                                                ------------
         Long-term portion of program rights payable                            $  8,950,776
                                                                                ============


6. LONG-TERM DEBT:

Long-term debt consisted of the following:

                                                       December 31, 1997       March 1, 1997
                                                       -----------------       -------------
         Term loan facility                             $           --         $  60,000,000
         Revolving credit facility                          14,500,000            30,800,000
         11% Senior subordinated notes                     100,000,000                    --
                                                        --------------         -------------
         Total long-term debt                              114,500,000            90,800,000
         Less: current portion                                      --            90,800,000
                                                        --------------         -------------
                                                        $  114,500,000         $          --
                                                        ==============         =============

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

         To finance the Jupiter/Smith acquisition described in Note 3, the Company entered into a Credit Agreement with Chase Manhattan Bank and NationsBank of Texas, N.A., (the "Credit Agreement"), as agents for borrowings up to $95.0 million. The Credit Agreement provides for (i) a seven-year term loan facility in the amount of $60.0 million, maturing on February 27, 2004 (the "Term Loan") and (ii) a seven-year revolving credit facility in the amount of $35.0 million, expiring on February 27, 2004 (the "Revolving Credit Facility"). On March 25, 1997, the Company completed a private placement of $100,000,000 principal amount of its 11% Senior Subordinated Notes (the "Old Notes") due March 15, 2007. Proceeds from the sale of the Old Notes were used to repay all outstanding Term Loan and Revolving Credit borrowings facility under the Credit Agreement and the Term Loan facility was cancelled. The remaining net proceeds were available for general working capital purposes. On September 26, 1997, the Company completed an exchange offer in which all the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the "New Notes") of the Company having substantially the identical terms as the Old Notes. Availability under the Revolving Credit Facility will be reduced starting in the year 2000.

         The Revolving Credit Facility bears interest at an annual rate, at the Company's option, equal to the applicable borrowing rate plus the applicable margin as defined in the Credit Agreement (10% at December 31, 1997) or the eurodollar rate plus the applicable margin as defined in the Credit Agreement (8.44% at December 31, 1997). Interest rates on the revolving facility may be reduced quarterly in the event the Company meets certain financial tests relating to consolidated leverage.

         The Credit Agreement provides for first priority security interests in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Credit Agreement and the New Notes contains certain financial and operating maintenance covenants including a maximum consolidation leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1) and a consolidated interest coverage ratio (initially 1.25:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Credit Agreement and the New Notes include limitations on the ability of the Company to (i) incur additional indebtedness (including film debt), other than certain permitted indebtedness,
(ii) permit additional liens or encumbrances, other than certain permitted liens, (iii) make any investments in other persons, other than certain permitted investments, (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations, and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At December 31, 1997, the Company was in compliance with the financing and operating covenants or had obtained waivers of any violations.


         Interest on the New Notes is payable semiannually on March 15 and September 15 of each year. The New Notes will mature on March 15, 2007. Except as described below, the Company may not redeem the New Notes prior to March 15, 2002. On and after such date, the Company may

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

redeem the New Notes, in whole or in part, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time and from time to time on or prior to March 15, 2000, the Company may, subject to certain requirements, redeem up to 25% of the aggregate principal amount of the New Notes with the net cash proceeds from one or more public equity offerings at a redemption price equal to 111% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, provided that after any such redemption, at least 75% of the aggregate principal amount of the New Notes originally issued remain outstanding immediately after each such redemption. The New Notes will not be subject to any sinking fund requirements. Upon a Change of Control as defined, the Company will have the option, at any time on or prior to March 15, 2002, to redeem the New Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest plus the Applicable Premium and if the New Notes are not redeemed or if such Change of Control occurs after March 15, 2002, the Company will be required to offer to repurchase the New Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the repurchase date.

         The New Notes are unsecured and subordinated in right of payment to all existing and future Senior Indebtedness of the Company. The New Notes rank pari passu with any future Senior Subordinated Indebtedness of the Company and will rank senior to all other subordinated indebtedness of the Company. The Indenture under which the New Notes were issued permits the Company and its Subsidiaries to incur additional indebtedness, including Senior Indebtedness subject to certain limitations.

         Interest expense for the ten months ended December 31, 1997 consisted of the following:

                  Old and New Notes                            $   8,463,888
                  Credit Agreement                                 1,030,151
                  Other                                                8,002
                                                               -------------
                                                               $   9,502,041
                                                               =============


7.  REDEEMABLE PREFERRED STOCK:

In connection with the Jupiter / Smith acquisition, the Company issued Redeemable Preferred Stock with an aggregate liquidation preference of $30.0 million, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock or cash, at the Company's option, and only in cash following that date. The New Notes and the Credit Agreement prohibit the payment of cash dividends until May 31, 2002. Pursuant to the terms of the securities purchase agreement, the Company has the right to repurchase the Redeemable Preferred Stock at any time and from time to time prior to March 1, 1998 at $96.50 per share of Redeemable Preferred Stock, plus an amount equal to accrued and unpaid dividends through the repurchase date.

The Redeemable Preferred Stock is subject to mandatory redemption (subject to contractual and other restrictions with respect thereto and to the legal availability of funds therefor) in whole on February 28, 2008, at a price equal to the then effective liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Prior to February 28, 2008, the Company has various options on redemption of the Redeemable Preferred Stock at various redemption prices exceeding the liquidation preference.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

         The Company may, at its option, subject to certain conditions, including its ability to incur additional indebtedness under the New Notes and the Credit Agreement, on any scheduled dividend payment date occurring on or after the Redeemable Preferred Stock issuance date, exchange the Redeemable Preferred Stock, in whole but not in part, for the Company's 14% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures"). Holders of the Redeemable Preferred Stock will be entitled to receive $1.00 principal amount of Exchange Debentures for each $1.00 in liquidation preference of Redeemable Preferred Stock.

         Holders of the Redeemable Preferred Stock have no voting rights, except as otherwise required by law; however, the holders of the Redeemable Preferred Stock, voting together as a single class, shall have the right to elect the lesser of the two directors or 25% of the total number of directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company on or after February 28, 2002, to pay cash dividends in full on the Redeemable Preferred Stock for six or more quarterly dividend periods, the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock, the breach or violation of one or more of the covenants contained in the Certificate of Designation, or the failure by the Company to repay at final stated maturity, or the acceleration of the final stated maturity of, certain indebtedness of the Company.

         The Certificate of Designation for the Redeemable Preferred Stock and the indenture for the Exchange Debentures contain covenants customary for securities comparable to the Redeemable Preferred Stock and the Exchange Debentures, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the New Notes.

8. TRANSACTIONS WITH AFFILIATES:

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with an affiliate of Hicks Muse ("Hicks Muse Partners") pursuant to which Sunrise and the Company have agreed to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1, of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net revenues of the Company and its subsidiaries for the then-current fiscal year plus reimbursement of certain expenses. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received, by Sunrise and the Company. For the year ended December 31,1997, the Monitoring and Oversight fee was $66,892 and reimbursed expenses amounted to $72,063.

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the "Financial Advisory Agreement") pursuant to which Hicks Muse Partners received a financial

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

advisory fee of 1.5% of the transaction value at the closing of the Jupiter / Smith acquisition as compensation for its services as financial advisor to the Company. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" for each "add-on transaction" in which the Company is involved. The term "transaction value" means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company.

         On March 1, 1997, affiliates of Hicks Muse purchased $25.0 million of the Redeemable Preferred Stock for a purchase price of approximately $24.1 million (or 96.5% of the initial liquidation preference of such shares) and received in connection therewith warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchaser of the Redeemable Preferred Stock and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants.

         The Company has elected to participate in a Hicks Muse affiliate insurance program which covers vehicles, buildings, equipment, libel and slander, liability and earthquake damage. The Company pays actual invoice costs and no employee of Hicks Muse is compensated for these services other than through the above Monitoring and Oversight Agreement. Management believes the amounts paid are attractive and representative of the services provided.

         The Company has elected to participate in the Sunrise health, life, vision and dental program, long and short-term disability, travel accident and long-term care program. The Company is charged the same costs as any other participating affiliate.

         A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months, who have attained the age of 21 years and who have completed 1,000 hours of service are generally eligible to participate. Certain employees represented by various unions have elected not to participate in the Plan or have established their own plans. Total contributions by the Company to the defined contribution savings plan were $134,691 for the ten months ended December 31, 1997.

9.  PENSION PLAN:

         In October 1997, the Company approved the termination of two WJAC non-contributory, defined benefit pension plans (the "Plans") covering principally all full-time salaried and hourly employees and certain part-time employees of WJAC. Effective December 31, 1997, the Company froze pension benefits at the current level and suspended future benefit accruals. The Company intends to terminate the Plans during 1998. The remaining pension plan asset and any obligations associated with these Plans are immaterial to the Company's consolidated financial position and results of operations.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

10. INCOME TAXES:

         The Company files a consolidated federal income tax return with all qualified subsidiaries. All nonqualifying subsidiaries file separate federal income tax returns. The Company and certain subsidiaries file separate state income tax returns. The benefit for income taxes consists of the following for the ten months ended December 31, 1997:

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



         Deferred Benefit:
              Federal                                                       $  (269,000)
              State                                                             (30,000)
                                                                            -----------
                  Total income tax benefit                                  $  (299,000)
                                                                            ===========



         Deferred income taxes reflect the tax effect on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability as of December 31, 1997, are as follows:



         Deferred Tax Assets:
              Net operating loss (NOL) carryforward                       $   2,735,000
              Accrued expenses                                                  198,000
              Allowance for doubtful accounts                                    95,000
              Other                                                              82,000
                                                                          -------------
                                                                              3,110,000
                                                                          -------------
         Deferred Tax Liabilities:
              Intangible assets                                             (20,551,000)
              Property and equipment                                         (3,276,000)
                                                                          -------------
                                                                            (23,827,000)
                                                                          -------------
                  Net deferred tax liability                                (20,717,000)
                  Less: Valuation allowance                                  (2,845,000)
                                                                          -------------
                                                                          $ (23,562,000)
                                                                          =============


         The Company has a federal and state NOL carryforward, which expire in 2017. The Company has provided a $2,845,000 valuation allowance against the deferred tax assets created as a result of the NOL for the current tax reporting period and for other deferred tax assets.

         The reconciliation of the income tax benefit based on the federal statutory federal income tax rate (34 percent) to the Company's income tax benefit is as follows for the ten months ended December 31, 1997:

         Tax benefit at the statutory rate                                 $  (2,760,000)
         State income tax benefit, net of federal tax benefit                   (417,000)
         Valuation allowance                                                   2,845,000
         Other                                                                    33,000
                                                                           -------------
                                                                           $    (299,000)
                                                                           =============


11. COMMITMENT AND CONTINGENCIES:

Legal Proceedings

         The Company is subject to legal proceedings and claims in the normal course of business. In the opinion of management, after discussion with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Management Contracts

         Effective March 1, 1997, the Company entered into five year employment agreements with four members of senior management for minimum base compensation of $250,000 and an annual bonus based upon criteria established by the Board of Directors. If prior to the fourth anniversary of the executive officers employment date, the executive officer terminates his employment for good reason (as defined) or Sunrise or the Company terminate his employment for any reason other than for cause (as defined), then such executive officer shall be paid his salary and shall continue to be covered by certain employee benefit plans for 12 months or until the third anniversary of the employment date, whichever period is longer; provided, however, that continued coverage under any employee benefit plan of Sunrise or the Company shall terminate upon such executive officer becoming eligible for comparable benefits pursuant to new employment. In the event of a change of control (as defined in the agreements) prior to the fourth anniversary of the Employment Date, either Sunrise, the Company or the executive officer may terminate the employment agreement concurrently with sale and receive the salary and benefits on the same terms described in the preceding sentence.


Employees

         At December 31, 1997, the Company had 376 full time and 37 part time employees. The Company had 174 employees represented by five different labor unions. One of the contracts expires in 1998, two in 1999, two in 2000, and one in 2002. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good, however, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute which could have a material adverse effect on the Company's business, financial conditions and/or results of operations.


12. PENDING ACQUISITIONS:

         On July 8, 1997, the Company entered into a purchase agreement ("ARTC Purchase Agreement") with Abilene Radio and Television Company ("ARTC") to acquire all of its outstanding common stock. ARTC owns KRBC-TV, channel 9, the NBC affiliate for Abilene, Texas, and KACB-TV, channel 3, the NBC affiliate for San Angelo, Texas. On December 30, 1997, the Company and ARTC entered into an amendment to the ARTC Purchase Agreement that adjusted the purchase price to $7,250,000 plus working capital. The transaction is expected to close on March 31, 1998. The ARTC Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

         Unless applicable waiver standards are met, the FCC has a duopoly rule which generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. The FCC has pending a rulemaking proceeding in which it has proposed to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A service contours of the stations do not overlap. On February 12,1998, the FCC conditioned the transfer grant of the ARTC stations to the Company on the outcome of its rulemaking proceedings. If the final ruling is adverse to the Company, the Company would be required to sell one of the two stations to an unrelated party. There can be no assurance as to the terms of such sales or that such sale would not have a material adverse effect on the Company's business, financial condition and results of operations.

         In a series of transactions, the Company will acquire certain assets from Hearst-Argyle

Television, Inc., ("Hearst") through transactions structured as a Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and a LMA for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst-Argyle Television, Inc. to trade KSBW-TV, WPTZ, and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22 million in cash. The transaction is expected to close by early in the third quarter and is subject to Department of Justice and Federal Communications Commission review.


13.  SUBSEQUENT EVENT

         On March 2, 1998, the Company agreed to sell to Robert N. Smith, the President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations to be acquired by the Company related to WFFF from Sinclair Broadcasting Corp. Within ninety days of the closing of the exchange of WPTZ and WNNE by the Company to Hearst-Argyle Stations, Inc., Smith has agreed to pay the Company $500,000, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operation of WFFF under a Time Brokerage Agreement.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Jupiter/Smith TV Holdings, L.P.:

         We have audited the accompanying combined statements of operations, partners' equity and cash flows of Smith Television of Michigan, L.P., Smith Television of Rochester, L.P., Smith Television - WTOV, L.P. and Smith Television of Salinas-Monterey, L.P., and their respective licensed subsidiaries, (collectively, the "Partnerships") for the two months ended February 28, 1997, and the year ended December 31, 1996. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of the Partnerships' operations and cash flows for the two months ended February 28, 1997, and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 2, on March 1, 1997, Jupiter/Smith TV Holdings, LP. and Smith Broadcasting Partners, L.P. sold substantially all of the assets of the Partnerships to STC Broadcasting, Inc. and Smith Acquisition Company.


Arthur Andersen, LLP

Tampa, Florida
February 18, 1998

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                        COMBINED STATEMENTS OF OPERATIONS


                                                               For the Year           For the Two Months
                                                                  Ended                      Ended
                                                              December 31, 1996        February 28, 1997
                                                              -----------------        -----------------
REVENUES:
  Broadcasting spot revenues, net of agency and national
     representative commissions of $6,605,677 and
     $861,100, respectively ................................    $ 34,063,438             $ 4,573,748
  Network compensation .....................................       2,752,359                 465,400
  Other revenue ............................................         742,995                 188,733
                                                                ------------             -----------
         Net revenues ......................................      37,558,792               5,227,881
                                                                ------------             -----------

EXPENSES:
  Station operating ........................................      13,631,192               2,260,185
  Selling, general and administrative ......................       8,513,562               1,525,923
  Depreciation .............................................       4,285,734                 756,999
  Amortization .............................................       5,860,048                 976,884
  Corporate overhead .......................................         840,135                 146,000
                                                                ------------             -----------
         Total operating expenses ..........................      33,130,671               5,665,991
                                                                ------------             -----------
         Operating income (loss) ...........................       4,428,121                (438,110)
INTEREST INCOME ............................................          92,882                  20,662
INTEREST EXPENSE ,,,,,,,,,,,,,,,,,,.........................      (6,072,477)               (962,920)
OTHER INCOME, net ..........................................       1,459,770                  18,522
                                                                ------------             -----------
NET LOSS ...................................................    $    (91,704)            $(1,361,846)
                                                                ============             ===========




            See accompanying notes to combined financial statements.

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                     COMBINED STATEMENTS OF PARTNERS' EQUITY


                                                               For the Year           For the Two Months
                                                                  Ended                      Ended
                                                              December 31, 1996        February 28, 1997
                                                              -----------------        -----------------
PARTNERS' EQUITY, beginning of period ......................    $       --               $36,313,296
  Partners' contributions ..................................      36,405,000                    --
  Net loss .................................................         (91,704)             (1,361,846)
                                                                ------------             -----------

PARTNERS' EQUITY, end of period ............................    $ 36,313,296             $34,951,450
                                                                ============             ===========




            See accompanying notes to combined financial statements.

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                        COMBINED STATEMENTS OF CASH FLOWS


                                                                For the Year           For the Two Months
                                                                    Ended                    Ended
                                                              December 31, 1996        February 28, 1997
                                                              -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................    $     (91,704)           $(1,361,846)
  Adjustments to reconcile net loss to net cash provided
         by operating activities -
    Depreciation and amortization ..........................       10,145,782              1,733,883
    Amortization of program rights .........................        3,580,799                620,416
    Payments on syndicated program and film obligations ....       (3,590,265)              (621,037)
    (Increase) decrease in accounts receivable .............       (1,292,494)             1,210,423
    Increase in other current assets .......................         (398,791)              (246,862)
    Increase in accounts payable and accrued expenses ......        1,259,338                297,410
    Loss on disposal of property and equipment .............           33,118                   --
                                                                -------------            -----------
         Net cash provided by operating activities .........        9,645,783              1,632,387
                                                                -------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of television stations ......................     (105,353,237)                  --
  Capital expenditures .....................................       (2,965,697)              (263,644)
  Proceeds from disposal of property and equipment .........           65,889                   --
  Other ....................................................          (45,104)                31,101
                                                                -------------            -----------
         Net cash used in investing activities .............     (108,298,149)              (232,543)
                                                                -------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit agreement ...........................       68,300,000                   --
  Principal payments on credit agreement ...................       (3,300,000)                  --
  Partners' contributions ..................................       36,405,000                   --
                                                                -------------            -----------
         Net cash provided by financing activities .........      101,405,000                   --
                                                                -------------            -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................        2,752,634              1,399,844
CASH AND CASH EQUIVALENTS, beginning of period .............             --                2,752,634
                                                                -------------            -----------
CASH AND CASH EQUIVALENTS, end of period ...................    $   2,752,634            $ 4,152,478
                                                                =============            ===========


            See accompanying notes to combined financial statements.

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 AND FEBRUARY 28, 1997

1.  ORGANIZATION AND NATURE OF OPERATIONS:

         The accompanying financial statements present the combined results of operations, partners' equity and cash flows for the year ended December 31, 1996 and the two months ended February 28, 1997 of four limited partnerships: Smith Television of Michigan, L.P., Smith Television of Rochester, L.P., Smith Television - WTOV, L.P. and Smith Television of Salinas-Monterey, L.P., and their respective licensed subsidiaries (collectively, the "Partnerships"). The Partnerships own the following commercial television stations: WEYI, Saginaw, Flint and Bay City, Michigan; WROC, Rochester, New York; WTOV, Wheeling, West Virginia and Steubenville, Ohio; and KSBW, Monterey-Salinas, California (collectively, the "Stations"). Stations WEYI, WTOV and KSBW are NBC affiliates and station WROC is a CBS affiliate. The Partnerships are controlled by Jupiter/Smith TV Holdings, L.P. ("Jupiter/Smith") and Smith Broadcasting Partners, L.P. ("SBP"). Under the terms of the Partnerships' agreements, SBP is the managing general partner. Income and loss is generally allocated based on capital contribution percentages. The Partnerships were formed on December 13, 1995 and acquired the Stations in January 1996 for a total purchase price of approximately $105,400,000, including transaction fees and working capital.

         The combined financial statements reflect the acquisitions of the Stations under the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair value as of the date of acquisition. The acquisition price of approximately $105,400,000 was allocated based upon appraised values resulting in approximately $27,600,000, $71,800,000 and $6,000,000 being assigned to property and equipment, intangibles (including deferred financing and organizational costs), and working capital, respectively. The transaction was funded by the Credit Agreement and partners' contributions. Management does not consider the results of operations of the Stations from January 1, 1996, to the dates the Stations were acquired to be significant.

2.  SALE OF THE ASSETS OF THE PARTNERSHIPS:

         On March 1, 1997, Jupiter/Smith and SBP completed the sale of substantially all of the assets of the Partnerships to STC Broadcasting, Inc. ("STC") and Smith Acquisition Company ("SAC") for an aggregate sales price of approximately $157,000,000. In connection with the sale, STC and SAC will assume the Partnerships' television programming obligations, certain accounts payable and accrued liabilities, and certain other obligations relating to the operations of the Stations after the closing date. The Partnerships will retain all other liabilities of the Partnerships, including the Credit Agreement with Chase Manhattan Bank.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

         The accompanying financial statements include the combined accounts of the Partnerships. The Partnerships are combined because of common ownership, management and relationship of operations. All material items and transactions between the Partnerships have been eliminated.

  Cash and Cash Equivalents

         The Partnerships consider all highly liquid investments with a maturity of three months or less to be cash equivalents.

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

  Concentration of Risk and Accounts Receivable

         The Partnerships serve the Saginaw, Flint and Bay City, Michigan; Rochester, New York; Wheeling, West Virginia and Steubenville, Ohio; and Monterey and Salinas, California, demographic areas. Accordingly, the revenue potential of the Partnerships is dependent on the economy in these diverse areas. The Partnerships monitor their accounts receivable through continuing credit evaluations. Historically, the Partnerships have not had significant uncollectible accounts.

Program Rights

         The Partnerships have agreements with distributors for the rights to television programming over contract periods which generally run from one to four years. Each contract is recorded as an asset and liability when the license agreement is signed. Program rights and the corresponding obligation are classified as current or long-term based on the estimated usage and payment terms. The capitalized cost of program rights is amortized on a straight-line basis over the period of the program rights agreements, which approximates amortization based on the estimated number of showings.

Property and Equipment

         Property and equipment acquired in purchase transactions are recorded at the estimate of fair value based upon independent appraisals and property and equipment acquired subsequent thereto are recorded at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

                  Buildings................................................          39 years
                  Broadcast equipment......................................      5 - 15 years
                  Automobiles..............................................           3 years
                  Furniture and computers..................................           5 years

         Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized.

Intangible Assets

         Intangible assets consist principally of values assigned to the Federal Communications Commission (FCC) licenses and network affiliation agreements of the Stations. Intangible assets are being amortized on the straight-line basis primarily over 15 years.

Revenue Recognition

         The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.

                        SMITH TELEVISION OF MICHIGAN L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                        SMITH TELEVISION - WTOV, L.P. AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

Impairment of Long-Lived Assets

         Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. The Partnerships have determined there has been no impairment in the carrying value of long-lived assets of Stations as of December 31, 1996 or February 28, 1997.

Deferred Charges

         Deferred charges are being amortized over the applicable loan period (84 month period) on a straight-line basis, and organization costs are being amortized over a 60-month period on a straight-line basis.

Trade/Barter Transactions

         Trade/barter transactions involve the exchange of advertising time for products and/or services. Trade/barter transactions are recorded based on the fair market value of the products and/or services received. Revenue is recorded when advertising schedules air and expense is recognized when products and/or services are used or received.

Income Taxes

         No income tax provision has been included in the financial statements since income or loss of the Partnerships is required to be reported by the partners on their respective income tax returns.

Allocation of Partnerships' Loss

         The Partnerships' loss for the year ended December 31, 1996 and the two months ended February 28, 1997 is allocated as described by the Partnership Agreement.

Supplemental Cash Flow Disclosures

         Cash paid for interest during 1996 was $5,974,847 and $0 for the two months ended February 28, 1997. In addition, the Partnerships acquired new contracts for television program obligations in the amount of $698,861 during 1996 and $0 for the two months ended February 28, 1997.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with generally accepted accounting principles also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                        SMITH TELEVISION OF MICHIGAN L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                        SMITH TELEVISION - WTOV, L.P. AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


4.  CREDIT AGREEMENT

         To finance the acquisitions described in Note 1 and to provide for future operating capital, the Partnerships entered into a Credit Agreement with Chase Manhattan Bank, N.A. (the "Credit Agreement"), as administrative agent for borrowings of up to $72,000,000. The borrowings are collateralized by all of the Partnerships' assets and all outstanding Partnership interests.

         Under the Credit Agreement, the Partnerships have the option to maintain domestic and Eurodollar loans. Interest on borrowings under this agreement are at varying rates based, at the Partnerships' option, on the banks' prime rate or the London Interbank Offering Rate (LIBOR), plus a fixed percent, and are adjusted based upon the ratio of total debt to earnings before interest, taxes, depreciation, and amortization. The weighted average interest rate during 1996 and the two months ended February 28, 1997 was 9.08% and 8.9% respectively. Additionally, commitment fees of 0.5% are payable quarterly.

         Under the existing Credit Agreement, the Partnerships agree to abide by restrictive covenants which place limitations upon payments of cash distributions, issuance of Partnership interest, investment transactions and the incurrence of additional obligations. In addition, the Partnerships must maintain specified levels of operating cash flow and comply with other financial covenants.

         Upon the sale of assets on February 28, 1997, the Credit Agreement was paid in full from the proceeds.

5.  AFFILIATE TRANSACTIONS:

         The Partnerships pay SBP, the general partner of the Partnerships, to provide certain management services. The Partnerships recorded expense of $840,135 in 1996 and $146,000 for the two months ended February 28, 1997 for these services. Management believes these amounts are reasonable and representative of the services provided. The agreement terminates upon the sale of the Stations' assets.

         The Partnerships have elected to participate in an affiliate insurance program which covers automobiles, buildings, equipment, libel and slander, liability and earthquake damage. The Partnerships pay actual invoice costs and no employee of the affiliate or SBP is compensated for these services other than through the above management fee. Management believes the amounts paid are reasonable and representative of the services provided.

         The Partnerships have elected to participate in an affiliate health, life, vision and dental program, long and short term disability, travel accident and long-term care program. The Partnerships are charged the same costs as any other participating affiliate. No employee of the affiliate or SBP is compensated for these services other than through the above management fee. Management believes the amounts paid are reasonable and representative of the services provided.

         A defined contribution savings plan (401k) (the "Plan") is provided to employees of the Partnerships by an affiliate. Employees of the Partnerships who have been employed for six months, who have attained the age of 21 years and who have completed 1,000 hours of service are generally eligible to participate. Certain employees represented by various unions have elected not to participate in the

                        SMITH TELEVISION OF MICHIGAN L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                        SMITH TELEVISION - WTOV, L.P. AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


Plan or have established their own plans. Amounts contributed to the Plan by the Partnerships amounted to $131,429 in 1996 and $35,682 for the two months ended February 28, 1997.

         Management believes the costs incurred in connection with the above affiliate programs approximate the costs that would be incurred if the Partnerships procured such services on a stand-alone basis.

6.  OTHER INCOME:

         Other income for the periods indicated consisted of the following:

                                                                      For the Year           For the Two Months
                                                                          Ended                    Ended
                                                                    December 31, 1996        February 28, 1997
                                                                    -----------------        -----------------
         Payment received from an unaffiliated network, net ..        $  1,500,000             $      --
         Loss on disposal of equipment .......................             (33,118)                   --
         Other ...............................................              (7,112)                 18,522
                                                                      ------------             -----------
                                                                      $  1,459,770             $    18,522
                                                                      ============             ===========

         During 1996, the Partnerships agreed to provide certain services to an unaffiliated national television network and agreed to potentially swap one of its Stations for one of the unaffiliated network's stations. The Partnerships have provided all services required by the network. The Partnerships received $1,500,000 for these services.

7.  CONTINGENCIES:

         The Partnerships are subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Partnerships.

                     TELEVISION STATIONS WEYI, WROC AND WTOV

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To STC Broadcasting, Inc.:

         We have audited the accompanying combined statements of operations and cash flows of television stations WEYI, WROC and WTOV, stations owned by Television Station Partners, L.P., for the year ended December 31, 1995. These financial statements are the responsibility of the management of STC Broadcasting, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of television stations WEYI, WROC and WTOV for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


Arthur Andersen, LLP


Dallas, TX
February 7, 1997

                     TELEVISION STATIONS WEYI, WROC AND WTOV

                        COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995



REVENUES:

  Broadcasting spot revenues, net of agency and national
      representative commissions of $3,793,321 ..................        $ 21,267,176
  Network compensation ..........................................           1,893,670
  Other revenue .................................................             306,600
                                                                         ------------
         Net revenues ...........................................          23,467,446
                                                                         ------------
EXPENSES:
  Station operating .............................................          14,957,246
  Amortization of program rights ................................           2,189,842
  Depreciation and amortization .................................           1,341,200
                                                                         ------------
         Total operating expenses ...............................          18,488,288
                                                                         ------------
         Operating income .......................................           4,979,158
                                                                         ------------
OTHER EXPENSES ..................................................            (623,082)
                                                                         ------------
NET INCOME ......................................................        $  4,356,076
                                                                         ============


            See accompanying notes to combined financial statements.

                     TELEVISION STATIONS WEYI, WROC AND WTOV

                        COMBINED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995




CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................        $  4,356,076
  Adjustments to reconcile net income to net cash provided
         by operating activities
    Depreciation and amortization ...............................           1,341,200
    Amortization of program rights ..............................           2,189,842
    Payments on program rights ..................................          (2,565,029)
    Increase in accounts receivable .............................            (558,277)
    Decrease in other assets ....................................             198,125
    Decrease in accounts payable and accrued liabilities ........            (489,685)
    Other .......................................................             (81,338)
                                                                         ------------
         Net cash provided by operating activities ..............           4,390,914
                                                                         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ...........................            (323,571)
                                                                         ------------
         Net cash used in investing activities ..................            (323,571)
                                                                         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transfers to Television Station Partners, L.P. ............          (3,889,426)
                                                                         ------------
         Net cash used in financing activities ..................          (3,889,426)
                                                                         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................             177,917
CASH AND CASH EQUIVALENTS, beginning of year ....................             531,993
                                                                         ------------
CASH AND CASH EQUIVALENTS, end of year ..........................        $    709,910
                                                                         ============


            See accompanying notes to combined financial statements.

                     TELEVISION STATIONS WEYI, WROC AND WTOV

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

1.  ORGANIZATION AND NATURE OF OPERATIONS:

         The accompanying financial statements present the combined results of operations and cash flows for the years ended December 31, 1995, of three commercial television stations: WEYI, Saginaw, Flint and Bay City, Michigan; WROC, Rochester, New York; and WTOV, Wheeling, West Virginia and Steubenville, Ohio (collectively, the "Stations"). Stations WEYI and WTOV are NBC affiliates and station WROC is a CBS affiliate. The Stations are owned by Television Station Partners, L.P. (the "Partnership"), a Delaware limited partnership which was organized on May 24, 1989. The Stations, along with another television station, were acquired by the Partnership on July 7, 1989.

2.  AGREEMENT TO SELL THE STATIONS:

         On April 13, 1995, the Partnership entered into an agreement to sell the Stations to Jupiter/Smith Television Holdings, L.P. (the "Buyer") for approximately $63,200,000 plus an amount equal to the excess of the current assets over the current liabilities assumed by the Buyer, as defined in the Asset Purchase Agreement, to be paid in cash at the closing of the sale. On January 3, 1996, the sale of the Stations was finalized for a total sales price of $73,150,000, including transaction fees and working capital.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

         The accompanying combined financial statements include the combined accounts of the Stations. The Stations are combined because of common ownership, management and relationship of operations. All material items and transactions between the Stations have been eliminated.

  Cash and Cash Equivalents

         The Stations consider all highly liquid investments with a maturity of three months or less to be cash equivalents.

  Concentration of Risk and Accounts Receivable

         The Stations serve the Saginaw, Flint and Bay City Michigan; Rochester, New York; Steubenville, Ohio, and Wheeling, West Virginia, demographic areas. Accordingly, the revenue potential of the Stations is dependent on the economy in these areas. The Stations monitor their accounts receivable through continuing credit evaluations. Historically, the Stations have not had significant uncollectible accounts that had not previously been provided for in the allowance for doubtful accounts.

  Program Rights

         Program rights and the corresponding contractual obligations are recorded at gross cost when purchased and when the programs are available for their first showing. The capitalized cost of program rights is amortized on a straight-line basis over the period of the program rights agreements, or usage, whichever yields the greater accumulated amortization.

                     TELEVISION STATIONS WEYI, WROC AND WTOV

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

  Property and Equipment

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

                  Buildings and tower.........................................................     20 - 30  years
                  Automobiles.................................................................           3  years
                  Furniture and fixtures......................................................       5 - 8  years
                  Machinery and equipment.....................................................      5 - 20  years

  Intangible Assets

         Intangible assets are comprised principally of values assigned to the Federal Communications Commission licenses and network affiliation agreements arising from the acquisition of the Stations. Intangible assets are being amortized on the straight-line basis primarily over 40 years. Intangible assets are periodically evaluated for impairment using a measurement of fair value.

  Revenue Recognition

         The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.

  Impairment of Long-Lived Assets

         Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. The Partnership has determined that as of December 31, 1995, there has been no impairment in the carrying value of the long-lived assets of the Stations.

  Trade/Barter Transactions

         Trade/barter transactions involve the exchange of advertising time for products and/or services. Trade/barter transactions are recorded on the fair market value of the products and/or services received. Revenue is recorded when advertising schedules air and expense is recognized when products and/or services are used.

  Income Taxes

         No income tax provision has been included in the financial statements since income or loss of the Stations is required to be reported by the partners of the Partnership on their respective income tax returns.

  Supplemental Cash Flow Disclosures

         Property and equipment totaling $115,097 was acquired in 1995, in exchange for advertising time. In addition, the Stations acquired new contracts for television program obligations in the amount of $310,044 in 1995.

                     TELEVISION STATIONS WEYI, WROC AND WTOV

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995


  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  AFFILIATE TRANSACTIONS:

         The Partnership's general partner is entitled to a management fee pursuant to a management agreement. These management fees are for services rendered on behalf of the Partnership's four stations and are not allocated to or accounted for on the individual stations' financial statements. Management fees due to the general partner were approximately $919,000 for the year ended December 31, 1995.

5.  COMMITMENTS AND CONTINGENCIES:

         The Stations are subject to legal proceedings and claims in the ordinary course of business. In the opinion of the management of STC Broadcasting, Inc., the amount of ultimate liability with respect to these actions will not materially affect the results of operations of the Stations.

                             TELEVISION STATION KSBW

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To STC Broadcasting, Inc.:

         We have audited the accompanying statements of operations and cash flows of television station KSBW, a station owned by E.P. Communications, Inc., for the year ended December 31, 1995. These financial statements are the responsibility of the management of STC Broadcasting, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of television station KSBW for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


Arthur Andersen, LLP


Dallas, Texas
February 7, 1997

                             TELEVISION STATION KSBW

                             STATEMENT OF OPERATIONS

                      For the Year Ended December 31, 1995



REVENUES:

  Broadcasting spot revenues, net of agency and national
      representative commissions of $1,658,863 ..................        $  8,505,825
  Network compensation ..........................................             650,581
  Other revenue .................................................             281,149
                                                                         ------------
         Net revenues ...........................................           9,437,555

EXPENSES:
  Station operating .............................................           5,771,698
  Amortization of program rights ................................             990,709
  Depreciation and amortization .................................           2,777,619
                                                                         ------------
         Total operating expenses ...............................           9,540,026
                                                                         ------------
         Operating loss .........................................            (102,471)
OTHER EXPENSES ..................................................             (11,309)
                                                                         ------------
NET LOSS ........................................................        $   (113,780)
                                                                         ============


            See accompanying notes to combined financial statements.

                             TELEVISION STATION KSBW

                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995




CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................        $   (113,780)
  Adjustments to reconcile net loss to net cash provided
         by operating activities
    Depreciation and amortization ...............................           2,777,619
    Amortization of program rights ..............................             990,709
    Payments on program rights ..................................            (986,955)
    Increase in accounts receivable .............................            (241,804)
    Increase in other assets ....................................             (16,764)
    Increase in accounts payable and accrued liabilities ........              69,938
    Other .......................................................              27,812
                                                                         ------------
         Net cash provided by operating activities ..............           2,506,775
                                                                         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ...........................            (426,025)
                                                                         ------------
         Net cash used in investing activities ..................            (426,025)
                                                                         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transfers to GHTV, Inc. and E.P. Communications, Inc. .....          (2,089,240)
                                                                         ------------
         Net cash used in financing activities ..................          (2,089,240)
                                                                         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................              (8,490)
CASH AND CASH EQUIVALENTS, beginning of year ....................             174,888
                                                                         ------------
CASH AND CASH EQUIVALENTS, end of year ..........................        $    166,398
                                                                         ============

            See accompanying notes to combined financial statements.

                             TELEVISION STATION KSBW

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


1.  ORGANIZATION AND NATURE OF OPERATIONS:

         The accompanying financial statements present the results of operations and cash flows for the year ended December 31, 1995 of television station KSBW (the "Station"). The Station is an NBC affiliate that serves the Salinas and Monterey, California, demographic markets. The Station, along with another television station, is owned by E.P. Communications, Inc. ("EPC"), an S. corporation incorporated in the state of California on March 3, 1994. The Station was acquired by E.P. Communications, Inc. on September 21, 1994 from GHTV, Inc. for approximately $22,727,965.

         The financial statements reflect the acquisition of the Station by EPC under the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair value as of the date of EPC's acquisition of the Station.

2.  AGREEMENT TO SELL THE TELEVISION STATION:

         On August 31, 1995, EPC signed a letter of intent to sell the Station to Jupiter/Smith Television Holdings, L.P. (the "Buyer") for approximately $28,000,000 plus an amount equal to the excess of the current assets over the current liabilities assumed by the Buyer, as defined in the Asset Purchase Agreement, to be paid in cash at the closing of the sale. On January 17, 1996, the sale of the Station was finalized for a total sales price of $32,250,000, including transaction fees and working capital.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

         The Station considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Risk and Accounts Receivable

         The Station serves the Salinas and Monterey, California, demographic areas. Accordingly, the revenue potential of the Station is dependent on the economy in this area. The Station monitors its accounts receivable through continuing credit evaluations. Historically, the Station has not had significant uncollectible accounts that had not previously been provided for in the allowance for doubtful accounts.

Program Rights

         Program rights and the corresponding contractual obligations are recorded at gross cost when the license period begins and the programs are available for their first showing. The capitalized cost of program and film rights is amortized on a straight-line basis over the period of the program and film rights agreements, which approximates amortization based on the estimated number of showings.

                             TELEVISION STATION KSBW

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995


Property and Equipment

         Property and equipment acquired in purchase transactions are recorded at the estimate of fair value based upon independent appraisals and property and equipment acquired subsequent thereto are recorded at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

                  Buildings and tower.......................  25 - 30 years
                  Automobiles...............................   3 -  5 years
                  Furniture and fixtures....................   5 - 10 years
                  Machinery and equipment...................   5 - 20 years

         Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

         Intangible assets are comprised principally of values assigned to the Federal Communications Commission license and network affiliation agreement arising from the acquisition of the Station. Intangible assets are being amortized on the straight-line basis primarily over 40 years. Intangible assets are periodically evaluated for impairment using a measurement of fair value.

Revenue Recognition

         The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.

Impairment of Long-Lived Assets

         Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Management has determined that as of December 31, 1995, there has been no impairment in the carrying value of the long-lived assets of the Stations.

Trade/Barter Transactions

         Trade/barter transactions involve the exchange of advertising time for products and/or services. Trade/barter transactions are recorded on the fair market value of the products and/or services received. Revenue is recorded when advertising schedules air and expense is recognized when products and/or services are used.

Income Taxes

         EPC is incorporated as an S corporation. Accordingly, for federal income tax purposes, EPC is not subject to an income tax at the corporate level since EPC's net income or loss is required to be reported by its shareholders on their respective income tax returns.

                             TELEVISION STATION KSBW

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

Supplemental Cash Flow Disclosures

         The Station acquired new contracts for television program obligations in the amounts of $859,560 in 1995.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  AFFILIATE TRANSACTIONS:

         Corporate expenses, debt and related interest expense of EPC are not allocated to its stations. Accordingly, such items are not reflected on the accompanying statement of operations.

5.  COMMITMENTS AND CONTINGENCIES:

         The Station is subject to legal proceedings and claims in the ordinary course of its business. In the opinion of the management of STC Broadcasting, Inc., the amount of ultimate liability with respect to these actions will not materially affect the results of operations of the Station.

                                   SCHEDULE II

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    -------
                  TELEVISION STATIONS WEYI, WROC, WTOV AND KSBW
                                    -------
                     TELEVISION STATIONS WEYI, WROC AND WTOV
                                    -------
                             TELEVISION STATION KSBW

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                      Balance at      Charged to    Charged                          Balance
                                                      Beginning       Costs and     to Other                         at End
                   Description                        of Period       Expenses      Accounts        Deductions       of Period
                   -----------                        ---------       --------      --------        ----------       ---------
STC BROADCASTING, INC.

Allowance for doubtful accounts
     Ten months ended December 31, 1997                  $ --           $   49      $  346(1)         $  109         $  286

TELEVISION STATIONS WEYI,
   WROC, WTOV AND KSBW

Allowance for doubtful accounts
     Two months ended February 28, 1997                  $  223         $   16      $   --            $   21         $  218
     Year ended December 31, 1996                          --              121         329(1)            227            223

TELEVISION STATIONS WEYI,
   WROC AND WTOV

Allowance for doubtful accounts
     Year ended December 31, 1995                        $  319         $  124      $   --            $  108         $  335

TELEVISION STATION KSBW

Allowance for doubtful accounts
     Year ended December 31, 1995                        $  140         $   31      $   --            $  112         $   59

(1) Amount represents allowance for doubtful account balances purchased in connection with the acquisition of certain television stations during 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to Report

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of Sunrise and the Company as of March 1, 1998.

Name              Age                       Title
----              ---                       -----
Robert N. Smith   53       President of Sunrise and Chief Executive Officer and
                              Director of Sunrise and the Company
Sandy DiPasquale  50       President and Chief Operating Officer of the Company
                              and Executive Vice President and Chief Operating
                              Officer of Sunrise
David A. Fitz     53       Senior Vice President and Chief Financial Officer
                              of Sunrise and the Company
John M. Purcell   55       Regional Vice President of Sunrise and the Company
Eric C. Neuman    53       Vice President and Director of Sunrise and the Company
John R. Muse      47       Chairman of the Board of Directors of Sunrise and the
                             Company
Michael J. Levitt 39       Director of Sunrise and the Company
John H. Massey    58       Director of Sunrise and the Company

         Mr. Smith has served in the broadcast industry for 18 years and served as President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company since their formation. Since 1985, Mr. Smith has served as President and majority stockholder of SBG, which owns, operates and manages seven television stations in addition to the Company's Stations, and has served as Chief Executive Officer of SBP, an affiliate of SBG. From 1983 to 1985, Mr. Smith served as an officer, director and part owner of Heritage Broadcasting Company, which was the licensee of WCTI-TV, New Bern, North Carolina. Mr. Smith first became involved with the television broadcast industry as an attorney in the Broadcast Bureau of the FCC from 1971 to 1974. Thereafter, Mr. Smith's career included substantial government service, including serving on the White House Staff in 1977 and as Assistant Director for Community Services Administration from 1977 to 1979, prior to returning full time to the broadcast industry in 1983.

         Mr. DiPasquale has served in the broadcast industry for 18 years and served as President of the Company and Executive Vice President and Chief Operating Officer of Sunrise since their formation. From January of 1996 through February of 1997, Mr. DiPasquale served as Chief Operating Officer of SBP and was responsible for the day-to-day operations and from November 1994 to January 1996 was associated with SBG. From 1989 to 1994, Mr. DiPasquale served as President, Chief Executive Officer and was a part owner of SD Communications, Inc., KBS, Limited Partnership and KBS, Inc., which were the owners of KWCH-TV, Wichita, Kansas, and its affiliated stations in Hays, Goodland and Dodge City, Kansas. From 1986 to 1988, Mr. DiPasquale served as President and General Manager and was a partner in WGRZ-TV, Buffalo, New York. Prior to such time, Mr. DiPasquale served in sales and management positions at various television broadcast stations in the Buffalo area.

         Mr. Fitz has served in the broadcast industry for 20 years and served as Senior Vice President and Chief Financial Officer of Sunrise and the Company since their formation. From January 1996 through February 1997, Mr. Fitz served as Chief Financial Officer of SBP and as an officer and director of each of the SBG affiliated companies. Mr. Fitz has held various positions with SBG affiliated companies since 1986. Prior to joining SBG, Mr. Fitz served for nine years as Executive Vice President and Chief Financial Officer of the Broadcast Division of Gulf Broadcast Company, which at that time owned six television and eight radio broadcast stations. Prior to that time, Mr. Fitz was a manager with KPMG Peat Marwick, which he joined in 1969.

         Mr. Purcell has served in the broadcast industry for 35 years and served as Regional Vice President of Sunrise and the Company and as General Manager of WROC-TV, Rochester, New York, since March 1997. From January 1996, through February 1997, Mr. Purcell served as Senior Vice President of SBP and General Manager of WROC-TV, Rochester, New York. From November 1994, to January 1996, Mr. Purcell was associated with SBG. From 1986 to September 1994, Mr. Purcell served as Vice President and General Manager of WHTM-TV, Harrisburg, Pennsylvania, an SBG-owned station. Prior to such time, Mr. Purcell served as President and General Manager of WGHP-TV, Greensboro, North Carolina, and as Vice President and Director of Sales of WTSP-TV, Tampa/St. Petersburg, Florida.

         Mr. Neuman has served as Vice President and as a director of the Company and Sunrise since its formation. Since May 1993, Mr. Neuman has been an officer of Hicks Muse and is currently serving as Senior Vice President. Mr. Neuman has served as a Vice President and director of Chancellor since April 1996 and as an Executive Vice President and Director of Capstar since October 1996. From 1985 to 1993, Mr. Neuman was a Managing General Partner of Communications Partners, Ltd., a private investment firm specializing in media and communications businesses.

         Mr. Muse has served as Chairman of the Board of Directors of the Company and Sunrise since its formation. Mr. Muse is Chief Operating Officer of Hicks Muse. Prior to the formation of Hicks Muse in 1989, Mr. Muse headed the merchant/investment banking operations of Prudential Securities in the Southwestern region of the United States. Mr. Muse serves as Chairman of Atrium Companies, Inc., Hedstrom Corporation and Hat Brands, Inc. and serves as director of the Morningstar Group, Inc., Crain Holdings Corp., Ghirardelli Chocolate Company, Olympus Real Estate Corporation, Mandeville, S.A. and Productos del Monte, S.A. de C.V.

         Mr. Levitt has served as a director of the Company and Sunrise since its formation. Mr. Levitt is a Managing Director and Principal of Hicks Muse. Before joining Hicks Muse, Mr. Levitt was a Managing Director and Deputy Head of Investment Banking with Smith Barney Inc. from 1993 through 1995. From 1986 through 1993, Mr. Levitt was with Morgan Stanley & Co. Incorporated most recently as a Managing Director responsible for the New York-based Financial Entrepreneurs Group. Mr. Levitt also serves as a director of Atrium Companies, Inc., Ghirardelli Chocolate Company and International Home Foods, Inc.

         Mr. Massey has served as a director of the Company and Sunrise since its formation. Until August 2, 1996, Mr. Massey served as the Chairman of the Board and Chief Executive Officer of Life Partners Group, Inc., an insurance holding company, having assumed those offices in October 1994. Prior to joining Life Partners, he served, since 1992, as the Chairman of the Board of, and currently serves as a director of, FSW Holdings, Inc., a regional investment banking firm. Since 1986, Mr. Massey has served as a director of Gulf-California Broadcast Company, a private holding company, that was sold in May 1996. From 1986 to 1992, he also was President of Gulf-California Broadcast Company. From 1976 to 1986, Mr. Massey was President of Gulf Broadcast Company, which owned and operated 6 television stations and 11 radio stations in major markets in the United States. Mr. Massey currently serves as a director of Chancellor, Central Texas Bankshare Holdings, Inc., Hill Bank and Trust Co., Hill Bancshares Holdings, Inc., Bank of the Southwest of Dallas, Texas, Columbus State Bank, Columbine JDS Systems, Inc., and the Paragon Group, Inc.

         All directors hold office for one year terms and until their successors are duly elected and qualified. In May 1997, the Board of Directors of the Company established an Executive Committee to which Messrs. Massey, Muse and Neuman have been appointed, and an Audit Committee and Compensation Committee to which Messrs. Levitt, Massey and Neuman have been appointed. Directors of the Company are elected by Sunrise, the sole stockholder of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation for the period March 1, 1997 through December 31, 1997 exceed $100,000.


                                                                                                            All Other
Name and Principal Position              Salary                 Bonus       Other Compensation(1)        Compensation(2)
---------------------------              ------                 -----       ---------------------        ---------------
Robert N. Smith
   Chief Executive Officer               $201,923               $50,000             $3,759                    $2,300

Sandy DiPasquale
   Chief Operating Officer               $201,923               $50,000             $4,152                    $2,300

David A. Fitz
   Chief Financial Officer               $201,923               $50,000             $5,000                    $2,225

John M. Purcell
   Regional Vice President               $209,264                     -             $8,680                    $1,763

David LaFrance
   Vice President and
   General Manager WEYI-TV               $141,346               $25,000                  -                    $2,016

(1)      Dollar value of premiums for life insurance reimbursed by the company.
(2) Represents amounts contributed by the Company to the Sunrise 401(k) Savings Plan, a non-discriminatory retirement plan established pursuant to Section 401(k) of the Internal Revenue Code.

Employment Agreements

         In connection with the Acquisition, each of Robert N. Smith, Sandy DiPasquale, David A. Fitz and John M. Purcell has entered into five-year employment agreements with the Company and Sunrise. Each employment agreement is subject to automatic successive one-year renewal terms that take effect unless notice of non-renewal is given by either party to the agreement at least 120 days prior to the expiration of the initial term or annual extension, as the case may be. The compensation provided Messrs. Smith, DiPasquale, Fitz and Purcell under their respective agreements includes an annual base salary of $250,000 each, subject to adjustment at the sole discretion of the Board of Directors of Sunrise and the Company, and an annual bonus based upon criteria to be established by the Board of Directors of Sunrise and the Company at the beginning of each fiscal year. These executives are also entitled to participate in certain benefit plans of Sunrise and the Company. If prior to the fourth anniversary of the Employment Date, the executive officer terminates his employment for good reason (as defined) or Sunrise or the Company terminate his employment for any reason other than for cause (as defined), then such executive officer shall be paid his salary and shall continue to be covered by certain employee benefit plans for 12 months or until the third anniversary of the employment date, whichever period is longer; provided, however, that continued coverage under any employee benefit plan of Sunrise or the Company shall terminate upon such executive officer becoming eligible for comparable benefits pursuant to new employment. In the event of a change of control (as defined in the agreements) prior to the fourth anniversary of the Employment Date, either Sunrise, the Company or the executive officer may terminate the employment agreement concurrently with sale and receive the salary and benefits on the same terms described in the preceding sentence.

         Mr. Smith's employment agreement requires him to devote his best efforts and such time, attention, knowledge and skill to the operation of the Stations as is necessary to manage and supervise the Stations and the Company. Mr. Fitz's employment agreement requires him to devote his best efforts and his working time, attention, knowledge and skill solely to the operation of the Stations; provided, however, that Mr. Fitz is permitted to devote reasonable time to advisory services and oversight duties in connection with Mr. Smith's investments in other business enterprises having an interest in or operating a television station within certain excluded markets in which Mr. Smith currently holds an interest in a television station (the "Excluded Markets") and any acquisition or investment in up to three additional excluded stations (the "Excluded Stations").

         Each employment agreement also contains a noncompetition provision, which provides that during the term of each agreement and for a period of two years thereafter (or one year, if Hicks Muse or its affiliates cease to own any of the Stations) and during any period in which the executive officer is receiving severance payments pursuant to the employment agreement, such executive officer will not engage in the television broadcast business within the DMA of any Station. Mr. Smith's employment agreement permits him to invest in, become employed by or otherwise render services to or for (i) another business enterprise (other than the Company) having an interest in or operating a television station within the Excluded Markets and (ii) after an opportunity to acquire or invest shall have been presented to the Company and the Company shall have declines in writing to make such acquisition or investment, the Excluded Stations. Mr. Fitz's employment agreement permits him to invest in, become employed by or otherwise render services to or for another business enterprise (other than the Company) having an interest in or operating a television station within the Excluded Markets.

401(k) Savings Plan

         Effective as of March 1, 1997, the Company adopted the 401(k) Savings Plan (the "Plan"), which covers employees of the Company and subsidiaries who have attained the age of 21. An employee may contribute up to an aggregate of 15% of annual compensation to the Plan, subject to statutory limitations. The Company will match 100% of each employee's contribution up to 3% of employee base salary or $3,000 which ever is less. Contributions are allocated to each employee's individual account, which is intended to be invested in various funds according to the direction of the employee. All four highly compensated executive officers participate in the Plan.

Director Compensation

         Directors of the Company who are employees of the Company, Sunrise or Hicks Muse serve without additional compensation. Independent directors of the Company receive an annual retainer of $12,000. These independent directors also receive $1,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting attended. In addition, the independent directors are reimbursed for any expenses incurred in connection with their attendance at such meetings. Currently, John H. Massey is the Company's only independent director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has 1,000 shares of Common Stock, $0.01 par value per share, issued and outstanding, all of which are owned by Sunrise, whose address is 3839 4th Street North, Suite 420, St. Petersburg, Florida 33703. All of the capital stock of Sunrise is owned by Sunrise Television Partners, L.P. (the "Partnership") of which the ultimate managing partner is Thomas O. Hicks, an affiliate of Hicks Muse.

         Affiliates of Hicks Muse have purchased $25.0 million of the Company's Redeemable Preferred Stock for a price of approximately $24.1 million (or 96.5% of the initial liquidation preferences of such shares) and received, in connection therewith, warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchasers of the Redeemable Preferred Stock and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants.

         Robert N. Smith (through SBG), Sandy DiPasquale, David A. Fitz and John
M. Purcell own 100% of the Class B limited partnership interest in the Partnership, and together with other management employees have purchased an aggregate of 2.9% of the Class A Interest of the Partnership for $1.9 million. The return on the Class B ownership interest is based on the performance of Sunrise and the Company. Neither the Class A nor Class B interest owned by limited partners have any rights to participate in the management or control of the Partnership or its business.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with an affiliate of Hicks Muse ("Hicks Muse Partners") pursuant to which Sunrise and the Company have agreed to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1, of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net sales of the Company and its subsidiaries for the then-current fiscal year plus reimbursement of certain expenses. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received, by Sunrise and the Company. For the ten months ended December 31, 1997, the Monitoring and Oversight Fee was $66,892 and reimbursed expenses amounted to $72,063.

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the "Financial Advisory Agreement") pursuant to which Hicks Muse Partners received a financial advisory fee of $2.5 million at the closing of the Jupiter/Smith acquisition and $0.5 million on the WJAC acquisition as compensation for its services as financial advisor to the Company in connection with the acquisitions. Hicks Muse Partners also is entitled to receive a fee equal to 1.5% of the "transaction value" for each "add-on transaction" in which the Company is involved. The term "transaction value" means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company.

         On February 28, 1997, the Company purchased substantially all the assets of the Stations from Jupiter/Smith for approximately $157.0 million. SBP had an ownership interest in and managed the Stations prior to the acquisition. Robert N. Smith (the President of Sunrise and the Chief Executive Officer and Director of Sunrise and the Company), is the majority owner of SBG, which is a partner in SBP. In addition, Sandy DiPasquale (the President and Chief Operating Officer of the Company and Executive Vice President and Chief Operating Officer of Sunrise), David A. Fitz (Senior Vice President and Chief Financial Officer of Sunrise and the Company) and John M. Purcell

(Regional Vice President of Sunrise and the Company) are partners in SBP. SBP, SBG and Messrs. DiPasquale, Fitz and Purcell received approximately $10.0 million of the initial acquisition consideration. The Company believes that the terms of the acquisition were comparable to the terms that would be reached in an arm's-length transaction with unrelated third parties. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         The Company has elected to participate in a Hicks Muse affiliate insurance program which covers automobiles, buildings, equipment, libel and slander, liability and earthquake damage. The Company pays actual invoice costs and no employee of Hicks Muse is compensated for these services other than through the above Monitoring and Oversight Agreement. Management believes the amounts paid are reasonable and representative of the service provided.

         The Company has elected to participate in the Sunrise health, life, vision and dental program, long and short-term disability, travel accident and long-term care program. The Company is charged the same costs as any other participating affiliate.

         On March 2, 1998, the Company agreed to sell to Robert N. Smith, the President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations to be acquired by the Company related to WFFF from Sinclair Broadcasting Corp. Within ninety days of the closing of the exchange of WPTZ and WNNE by the Company to Hearst-Argyle Stations, Inc., Smith has agreed to pay the Company $500,000, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operation of WFFF under a Time Brokerage Agreement.

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.
      Financial Statements

      STC Broadcasting, Inc.
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1997 and March 1, 1997 Consolidated Statement of Operations for the ten months ended December 31, 1997
         Consolidated Statement of Stockholder's Equity for the ten months ended December 31, 1997
         Consolidated Statement of Cash Flows for the ten months ended
         December 31, 1997
         Notes to Consolidated Financial Statements

   Smith Television of Michigan, L.P.
   Smith Television of Rochester, L.P.
   Smith Television - WTOV, L.P.
   Smith Television of Salinas-Monterey, L.P.
         Report of Independent Certified Public Accountants
         Combined Statements of Operations for the Year ended December 31, 1996 and the two months ended February 28, 1997
         Combined Statements of Partners' Equity for the year ended December 31, 1996 and the two months ended February 28, 1997 Combined Statements of Cash Flows for the year ended December 31, 1996 and the two months ended February 28, 1997
         Notes to Combined Financial Statements

   Television Stations WEYI, WROC and WTOV
         Report of Independent Certified Public Accountants
         Combined Statement of Operations for the year ended December 31, 1995 Combined Statement of Cash Flows for the year ended December 31, 1995 Notes to Combined Financial Statements

   Television Station KSBW
         Report of Independent Certified Public Accountants
         Combined Statement of Operations for the year ended December 31, 1995 Combined Statement of Cash Flows for the year ended December 31, 1995 Notes to Combined Financial Statements
a(2)
         Financial Statement Schedule
         Schedule II Valuation and Qualifying Accounts

a(3)
         Exhibits

         2.1 Asset Purchase Agreement, dated as of November 4, 1996, by and among Smith Television of Michigan, L.P., Smith Television of
                  Michigan License L.P., Smith Television of Rochester, L.P.,
                  Smith Television of Rochester License, L.P., Smith Television of Salinas-Monterey, L.P., Smith Television of
                  Salinas-Monterey License, L.P., as Sellers, and STV
                  Acquisition Company (now known as STC Broadcasting Inc.), as buyer. *
         2.2 Asset Purchase Agreement, dated as of November 4, 1996, by and among Smith Television-WTOV, L.P. and Smith Television-WTOV
                  License, L.P., as Sellers, and Smith Acquisition Company, as
                  Buyer. *
         2.3 Agreement and Plan of Merger, dated as of May 9, 1997, by and among STC Broadcasting, Inc., WJAC Acquisition Corp and WJAC,
                  Incorporated. *
         2.4 Stock Purchase Agreement, dated as of July 8, 1997, by and among STC Broadcasting, Inc., Abilene Radio and Television
                  Company and the stockholders named therein. *
         2.5      1st Amendment to Stock Purchase Agreement dated as of December
                  30, 1997, by and among STC Broadcasting, Inc., Abilene Radio and Television Company and the stockholders named therein (1)
         2.6 Asset Purchase Agreement dated as of February 3, 1998 by and among Tuscaloosa Broadcasting, Inc., as sellers and STC
                  Broadcasting of Vermont, Inc. as Buyer (1)
         2.7 Asset Exchange Agreement dated as of February 18, 1998 by and among STC Broadcasting, Inc., STC Broadcasting of Vermont,
                  Inc., STC License Company, STC Broadcasting of Vermont
                  Subsidiary, Inc. and Hearst-Argyle Stations, Inc. (1)
         3.1      Amended and Restated Certificate of Incorporation of STV
                  Acquisition Company (now known as STC Broadcasting, Inc.) *
         3.2      Certificate of Designation for the 14% Redeemable
                  Preferred Stock *
         3.3 Certificate of Amendment to the Certificate of Designation for the 14% Redeemable Preferred Stock *
         3.4      Amended and Restated Bylaws of STC Broadcasting, Inc. *
         4.1      Indenture, dated as of March 25, 1997, between STC
                  Broadcasting, Inc., and U.S. Trust Company of Texas, N.A., relating to the outstanding 11% Senior Subordinated Notes due
                  2007. *
         4.2      Form of Old Note (included in Exhibit 4.1, Exhibit A) *
         4.3      Form of New Note (included in Exhibit 4.1, Exhibit B) *
         10.1 Credit agreement, dated as of February 28, 1997, by and among STC Broadcasting, Inc., as Borrower, NationsBank of Texas,
                  N.A., as Documentation Agent, The Chase Manhattan Bank, as
                  Administrative and Syndication Agent, and the lenders party thereto. *
         10.2     Guarantee and Collateral Agreement, dated as of February 28,
                  1997, by STC Broadcasting, Inc., certain of its subsidiaries, and Sunrise Television Corp. in favor of the Chase Manhattan
                  Bank. *
         10.3     First amendment, dated March 25, 1997, to the Credit
                  Agreement, dated February 28, 1997, by and among STC
                  Broadcasting, Inc., as Borrower, NationsBank of Texas, N.A., as Documentation Agent, The Chase Manhattan Bank, as
                  Administrative and Syndication Agent, and the lenders party thereto. *
         10.4     Exchange and Registration Rights Agreement, dated March 25,
                  1997, by and among

                  STC Broadcasting, Inc., Chase Securities Inc., NationsBanc
                  Capital Markets, Inc., and Schroder Wertheim
                  & Co., Incorporated. *
         10.5 Employment Agreement, dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and
                  Robert N. Smith * (2)
         10.6 Employment Agreement, dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and
                  David A. Fitz * (2)
         10.7 Employment Agreement, dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and
                  Sandy DiPasquale * (2)
         10.8 Employment Agreement, dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and
                  John M. Purcell * (2)
         10.9     Monitoring and Oversight Agreement, dated as of February 28,
                  1997, by and among Sunrise Television Corp., STC Broadcasting,
                  Inc. and Hicks, Muse and Co. Partners, L.P. *
         10.10 Financial Advisory Agreement, dated as of February 28, 1997, by and among Sunrise Television Corp., STC Broadcasting, Inc.
                  and Hicks, Muse & Co. Partners, L.P. *
         10.11 Securities Purchase Agreement, dated as of February 28, 1997, by and among Sunrise Television Corp., STC Broadcasting, Inc.,
                  Hicks, Muse, Tate & Furst Equity Fund III, L.P. and Chase
                  Equity Associates *
         10.12 Deposit Escrow Agreement, dated as of November 4, 1996 by and among Smith Television of Michigan, L.P., Smith Television of
                  Michigan License, L.P., Smith Television of Rochester, L.P.,
                  Smith Television of Rochester License, L.P., Smith Television of Salinas-Monterey, L.P., Smith Television of
                  Salinas-Monterey License, L.P., Smith Television-WTOV, L.P.
                  and Smith Television-WTOV License, L.P., Hicks, Muse, Tate &
                  Furst Equity Fund III, L.P., STV Acquisition Company (now known as STC Broadcasting, Inc.) and Smith Acquisition
                  Company *
         10.13    Promissory Note, dated February 28, 1997, by Smith Acquisition
                  Company, in the original principal amount of $28,500,000 payable to STC Broadcasting, Inc. *
         10.14    Letter Agreement, dated November 4, 1996, by and among STV
                  Acquisition Company (now known as STC Broadcasting, Inc.),
                  Smith Acquisition Company and Robert N. Smith *
         10.15    Letter Agreement, dated February 28, 1997, by and among Smith
                  Broadcasting Partners, L.P., SBPII, L.P. and Smith Acquisition
                  Company *
         10.16 Affiliation Agreement, dated July 10, 1995, between National Broadcasting Company, Inc. and WEYI
                  Associates (WEYI-TV) *
         10.17    Letter Agreement, dated December 15, 1995, between NBC
                  Television Network and Smith Broadcasting Group, Inc., on behalf of Smith Television of Michigan License, L.P.
                  (WEYI-TV) *
         10.18    Affiliation Agreement, dated January 12, 1995, between CBS
                  Television Network and Television Station Partners, L.P.
                  (WROC-TV) *
         10.19    Affiliation Agreement, dated December 20, 1995, among the
                  National Broadcasting Company, Inc., Television Station
                  Partners, L.P. and WTOV Associates (WTOV-TV) *
         10.20    Affiliation Agreement, dated March 8, 1995, between American
                  Broadcasting Companies, Inc. and WTOV Associates (WTOV-TV) *
         10.21    Affiliation Agreement, dated March 20, 1996, between National
                  Broadcasting Company, Inc. and Smith Broadcasting Partners,
                  L.P. (KSBW-TV) *
         10.22    Collective Bargaining Agreement, dated August 8, 1994, between
                  WEYI-TV and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America. *
         10.23    Collective Bargaining Agreement, dated, June 1, 1993, between
                  Television Stations Partners (WROC-TV) and American Federation of Television and Radio Artists *
         10.24    Collective Bargaining Agreement, dated June 1, 1996, between
                  WROC-TV and National Association of Broadcast Employees and
                  Technicians *
         10.25    Collective Bargaining Agreement, dated March 3, 1997, between
                  WROC-TV and the American Federation of Television and Radio
                  Artists *

         10.26    Agreement, dated December 1, 1994, between International
                  Brotherhood of Electrical Workers and Television Station
                  Partners (WTOV-TV)*
         10.27    Agreement, dated January 29, 1996, between American Federation of Television and Radio Artists and Smith Broadcasting Group,
                  Inc. (WTOV-TV) *
         10.28    Purchase Agreement, dated March 19, 1997, by and among STC
                  Broadcasting, Inc., Chase Securities Inc., NationsBanc Capital
                  Markets, Inc. and Schroder Wertheim & Co., Incorporated *
         10.29    Shareholders' Voting Agreement, dated May 9, 1997, by
                  and among STC Broadcasting, Inc., WJAC Acquisition Corp. and certain shareholders of WJAC, Incorporated. *
         10.30    Deposit Escrow Agreement, dated May 9, 1997, by and among STC
                  Broadcasting, Inc., WJAC Acquisition Corp., WJAC, Incorporated
                  and Mellon Bank, N.A. *
         10.31    Deposit Escrow Agreement, dated July 8, 1997, by and
                  among STC Broadcasting, Inc., Abilene Radio and Television
                  Company and the stockholders named therein *
         10.32    First Amendment to Deposit Escrow dated as of
                  December 30, 1997, by and among STC Broadcasting, Inc. as
                  Buyer, stockholders named therein as Sellers, and George Mason
                  Bank, as escrow agent. (1)
         10.33    Deposit Escrow Agreement
                  dated February 3, 1998 by and among STC Broadcasting of
                  Vermont, as buyer, Tuscaloosa Broadcasting, Inc., WPTZ
                  Licensee, Inc. and WNNE Licensee, Inc., as sellers and George
                  Mason Bank as deposit escrow agent. (1)
         10.34    Waiver, dated March 11, 1998, to the Credit Agreement, dated
                  February 28, 1997, by and among STC Broadcasting, Inc., as
                  Borrower, NationsBank of Texas, N.A., as Documentation Agent,
                  The Chase Manhattan Bank, as Administrative and Syndication
                  Agent, and the lenders party thereto. (1)
         10.35    Affiliation Agreement, dated December 16, 1994 between NBC
                  Television Network and WJAC, Inc., (WJAC-TV) (1)
         10.36    Collective Bargaining Agreement, dated October 2, 1997, by and between WJAC-TV and International Alliance of Theatrical Stage
                  Employees, Moving Picture Technicians, Artists and Allied
                  Crafts of the United States of America, TSBE Local 902. (1)
         10.37    Collective Bargaining Agreement, dated December 1, 1997, by and between WTOV-TV and International Brotherhood of
                  Electrical Workers. (1)
         10.38    Management Agreement dated October 1, 1997 between WJAC,
                  Incorporated and STC Broadcasting, Inc. (1)
         10.39    Intercompany Loan Agreement dated October 1, 1997 between
                  WJAC, Incorporated and STC Broadcasting, Inc. (1)
         10.40    Guaranty given as of February 3, 1998 by STC Broadcasting, Inc as Guarantor to Tuscaloosa Broadcasting, Inc., WPTZ Licensee,
                  Inc. and WNNE Licensee, Inc. as sellers (1)
         10.41    Guaranty given as of February 3, 1998 by Sinclair Broadcasting
                  Group, Inc. as Guarantor to STC Broadcasting of Vermont, Inc.
                  as buyer (1)
         10.42    Guaranty given as of February 18, 1998 by Hearst-Argyle
                  Television, Inc., as Guarantor to STC Broadcasting of Vermont,
                  Inc., STC License Company and STC Broadcasting of Vermont
                  Subsidiary, Inc. (1)
         12       Statement fixed charge ratio (1)
         21.1     Subsidiaries of STC Broadcasting, Inc. (1)
         27       Financial Data Schedule (1)
         99.1     WJAC-Incorporated
                  Report of Independent Certified Public Accountants
                  Consolidated Balance Sheet as of September 30, 1997
                  Consolidated Statement of Operations for the nine months
                  ended September 30, 1997

                  Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1997
                  Consolidated Statement of Cash Flows for the nine months ended
                  September 30, 1997
                  Notes to Consolidated Financial Statements (1)


 * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-29555) of STC Broadcasting, Inc. as filed with the Securities and Exchange Commission.
(1) Filed herewith
(2) Management contracts and compensatory plans or arrangements

(b)      Reports on Form 8-K

         1. Current Report on Form 8-K filed on October 16, 1997, reporting consummation of the acquisition of WJAC, Incorporated in which the Company acquired all of the outstanding common stock of WJAC, Incorporated for approximately $34,600,000. Financial statements and proforma financial statements were incorporated by reference.

                                   SIGNATURES


         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 23rd day of March 1998.

                                         STC Broadcasting, Inc.


                                         By: /s/ Robert N. Smith
                                             ------------------------
                                              Robert N. Smith
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                Signature                         Title                            Date
                ---------                         -----                            ----
         /s/  Robert N. Smith              Chief Executive Officer             March 23, 1998
         ----------------------------      (Principal Executive Officer)
             Robert N. Smith               and Director

         /s/ Sandy DiPasquale              President and                       March 23, 1998
         ---------------------------       Chief Operating Officer
            Sandy DiPasquale

         /s/ David A. Fitz                 Chief Financial Officer             March 23, 1998
         ---------------------------
            David A. Fitz

         /s/ John R. Muse                  Chairman of the Board of            March 23, 1998
         ---------------------------       Directors
            John R. Muse

         /s/ Eric C. Neuman                Director                            March 23, 1998
         ---------------------------
            Eric C. Neuman

         /s/ Michael J. Levitt             Director                            March 23, 1998
         ---------------------------
            Michael J. Levitt

         /s/ John H. Massey                Director                            March 23, 1998
         ---------------------------
            John H. Massey

                                  EXHIBIT INDEX

          Exhibit                 Description of Document
          -------                 -----------------------
            No.
            ---
         2.1      Asset Purchase Agreement, dated as of November 4, 1996, by and among Smith Television of Michigan, L.P., Smith Television of
                  Michigan License, L.P., Smith Television of Rochester, L.P.,
                  Smith Television of Rochester License, L.P., Smith Television
                  of Salinas-Monterey, L.P., Smith Television of
                  Salinas-Monterey License, L.P., as Sellers, and STV
                  Acquisition Company (now known as STC Broadcasting Inc.), as buyer. *
         2.2      Asset Purchase Agreement, dated as of November 4, 1996, by and among Smith Television-WTOV, L.P. and Smith Television-WTOV
                  License, L.P., as Sellers, and Smith Acquisition Company, as
                  Buyer. *
         2.3      Agreement and Plan of Merger, dated as of May 9, 1997, by and among STC Broadcasting, Inc., WJAC Acquisition Corp and WJAC,
                  Incorporated. *
         2.4      Stock Purchase Agreement, dated as of July 8, 1997, by and among STC Broadcasting, Inc., Abilene Radio and Television
                  Company and the stockholders named therein. *
         2.5      1st Amendment to Stock Purchase Agreement dated as of December
                  30, 1997, by and among STC Broadcasting, Inc., Abilene Radio and Television Company and the stockholders named therein (1)
         2.6      Asset Purchase Agreement dated as of February 3, 1998 by and among Tuscaloosa Broadcasting, Inc., as sellers and STC
                  Broadcasting of Vermont, Inc. as Buyer (1)
         2.7      Asset Exchange Agreement dated as of February 18, 1998 by and among STC Broadcasting, Inc., STC Broadcasting of Vermont,
                  Inc., STC License Company, STC Broadcasting of Vermont
                  Subsidiary, Inc. and Hearst-Argyle Stations, Inc. (1)
         3.1      Amended and Restated Certificate of Incorporation of STV
                  Acquisition Company (now known as STC Broadcasting, Inc.) *
         3.2      Certificate of Designation for the 14% Redeemable Preferred Stock *
         3.3      Certificate of Amendment to the Certificate of Designation for
                  the 14% Redeemable Preferred Stock *
         3.4      Amended and Restated Bylaws of STC Broadcasting, Inc. *
         4.1      Indenture, dated as of March 25, 1997, between STC
                  Broadcasting, Inc., and U.S. Trust Company of Texas, N.A.,
                  relating to the outstanding 11% Senior Subordinated Notes due
                  2007. *
         4.2      Form of Old Note (included in Exhibit 4.1, Exhibit A) *
         4.3      Form of New Note (included in Exhibit 4.1, Exhibit B) *
         10.1     Credit agreement, dated as of February 28, 1997, by and among
                  STC Broadcasting, Inc., as Borrower, NationsBank of Texas,
                  N.A., as Documentation Agent, The Chase Manhattan Bank, as
                  Administrative and Syndication Agent, and the lenders party thereto. *
         10.2     Guarantee and Collateral Agreement, dated as of February 28,
                  1997, by STC Broadcasting, Inc., certain of its subsidiaries, and Sunrise Television Corp. in favor of the Chase Manhattan
                  Bank.*
         10.1     First amendment, dated March 25, 1997, to the Credit
                  Agreement, dated February 28, 1997, by and among STC
                  Broadcasting, Inc., as Borrower, NationsBank of Texas, N.A.,
                  as Documentation Agent, The Chase Manhattan Bank, as
                  Administrative and Syndication Agent, and the lenders party thereto. *
         10.4     Exchange and Registration Rights Agreement, dated March 25,
                  1997, by and among STC Broadcasting, Inc., Chase Securities
                  Inc., NationsBanc Capital Markets, Inc., and Schroder Wertheim
                  & Co., Incorporated. *
         10.5     Employment Agreement, dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and
                  Robert N. Smith * (2)

         10.6 Employment Agreement, dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and
                  David A. Fitz * (2)
         10.7 Employment Agreement, dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and
                  Sandy DiPasquale * (2)
         10.8 Employment Agreement, dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and
                  John M. Purcell * (2)
         10.9     Monitoring and Oversight Agreement, dated as of February 28,
                  1997, by and among Sunrise Television Corp., STC Broadcasting,
                  Inc. and Hicks, Muse and Co. Partners, L.P. *
         10.10 Financial Advisory Agreement, dated as of February 28, 1997, by and among Sunrise Television Corp., STC Broadcasting, Inc.
                  and Hicks, Muse & Co. Partners, L.P. *
         10.11 Securities Purchase Agreement, dated as of February 28, 1997, by and among Sunrise Television Corp., STC Broadcasting, Inc.,
                  Hicks, Muse, Tate & Furst Equity Fund III, L.P. and Chase
                  Equity Associates *
         10.12 Deposit Escrow Agreement, dated as of November 4, 1996 by and among Smith Television of Michigan, L.P., Smith Television of
                  Michigan License, L.P., Smith Television of Rochester, L.P.,
                  Smith Television of Rochester License, L.P., Smith Television of Salinas-Monterey, L.P., Smith Television of
                  Salinas-Monterey License, L.P., Smith Television-WTOV, L.P.
                  and Smith Television-WTOV License, L.P., Hicks, Muse, Tate &
                  Furst Equity Fund III, L.P., STV Acquisition Company (now known as STC Broadcasting, Inc.) and Smith Acquisition Company*
         10.13    Promissory Note, dated February 28, 1997, by Smith Acquisition
                  Company, in the original principal amount of $28,500,000 payable to STC Broadcasting, Inc. *
         10.14    Letter Agreement, dated November 4, 1996, by and among STV
                  Acquisition Company (now known as STC Broadcasting, Inc.),
                  Smith Acquisition Company and Robert N. Smith *
         10.15    Letter Agreement, dated February 28, 1997, by and among Smith
                  Broadcasting Partners, L.P., SBPII, L.P. and Smith Acquisition
                  Company *
         10.16    Affiliation Agreement, dated July 10, 1995, between National
                  Broadcasting Company, Inc. and WEYI Associates (WEYI-TV) *
         10.17    Letter Agreement, dated December 15, 1995, between NBC
                  Television Network and Smith Broadcasting Group, Inc., on behalf of Smith Television of Michigan License, L.P. (WEYI-TV)*
         10.18    Affiliation Agreement, dated January 12, 1995, between CBS
                  Television Network and Television Station Partners, L.P.
                  (WROC-TV) *
         10.19    Affiliation Agreement, dated December 20, 1995, among the
                  National Broadcasting Company, Inc., Television Station
                  Partners, L.P. and WTOV Associates (WTOV-TV)*
         10.20    Affiliation Agreement, dated March 8, 1995, between American
                  Broadcasting Companies, Inc. and WTOV Associates (WTOV-TV) *
         10.21    Affiliation Agreement, dated March 20, 1996, between National
                  Broadcasting Company, Inc. and Smith Broadcasting, Partners,
                  L.P. (KSBW-TV) *
         10.22    Collective Bargaining Agreement, dated August 8, 1994, between
                  WEYI-TV and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America. *
         10.23    Collective Bargaining Agreement, dated, June 1, 1993, between
                  Television Stations Partners (WROC-TV) and American Federation of Television and Radio Artists *
         10.24    Collective Bargaining Agreement, dated June 1, 1996, between
                  WROC-TV and National Association of Broadcast Employees and
                  Technicians *
         10.25    Collective Bargaining Agreement, dated March 3, 1997, between
                  WROC-TV and the American Federation of Television and Radio
                  Artists *
         10.26    Agreement, dated December 1, 1994, between International
                  Brotherhood of Electrical Workers and Television Station
                  Partners (WTOV-TV) *
         10.27 Agreement, dated January 29, 1996, between American Federation of Television and Radio Artists and Smith Broadcasting Group,
                  Inc. (WTOV-TV) *

         10.28    Purchase Agreement, dated March 19, 1997, by and among STC
                  Broadcasting, Inc., Chase Securities Inc., NationsBanc Capital
                  Markets, Inc. and Schroder Wertheim & Co., Incorporated *
         10.29    Shareholders' Voting Agreement, dated May 9, 1997, by and
                  among STC Broadcasting, Inc., WJAC Acquisition Corp. and
                  certain shareholders of WJAC, Incorporated. *
         10.30    Deposit Escrow Agreement, dated May 9, 1997, by and among STC
                  Broadcasting, Inc., WJAC Acquisition Corp., WJAC,
                  Incorporated and Mellon Bank, N.A. *
         10.31    Deposit Escrow Agreement, dated July 8, 1997, by and among STC
                  Broadcasting, Inc., Abilene Radio and Television Company and
                  the stockholders named therein *
         10.32    First Amendment to Deposit Escrow dated as of December 30,
                  1997, by and among STC Broadcasting, Inc. as Buyer,
                  stockholders named therein as Sellers, and George Mason Bank, as escrow agent. (1)
         10.33    Deposit Escrow Agreement dated February 3, 1998 by and among
                  STC Broadcasting of Vermont, as buyer, Tuscaloosa
                  Broadcasting, Inc., WPTZ Licensee, Inc. and WNNE Licensee,
                  Inc., as sellers and George Mason Bank as deposit escrow
                  agent. (1)
         10.34    Waiver, dated March 11, 1998, to the Credit Agreement, dated
                  February 28, 1997, by and among STC Broadcasting, Inc., as
                  Borrower, NationsBank of Texas, N.A., as Documentation Agent,
                  The Chase Manhattan Bank, as Administrative and Syndication
                  Agent, and the lenders party thereto. (1)
         10.35    Affiliation Agreement, dated December 16, 1994 between NBC
                  Television Network and WJAC, Inc., (WJAC-TV) (1)
         10.36    Collective Bargaining Agreement, dated October 2, 1997, by and between WJAC-TV and International Alliance of Theatrical Stage
                  Employees, Moving Picture Technicians, Artists and Allied
                  Crafts of the United States of America, TSBE Local 902. (1)
         10.37    Collective Bargaining Agreement, dated December 1, 1997, by and between WTOV-TV and International Brotherhood of
                  Electrical Workers. (1)
         10.38    Management Agreement dated October 1, 1997 between WJAC,
                  Incorporated and STC Broadcasting, Inc.  (1)
         10.39    Intercompany Loan Agreement dated October 1, 1997 between
                  WJAC, Incorporated and STC Broadcasting, Inc. (1)
         10.40    Guaranty given as of February 3, 1998 by STC Broadcasting,
                  Inc as Guarantor to Tuscaloosa Broadcasting, Inc., WPTZ
                  Licensee, Inc. and WNNE Licensee, Inc. as sellers (1)
         10.41    Guaranty given as of February 3, 1998 by Sinclair
                  Broadcasting Group, Inc. as Guarantor to STC Broadcasting of
                  Vermont, Inc. as buyer (1)
         10.42    Guaranty given as of February 18, 1998 by Hearst-Argyle
                  Television, Inc., as Guarantor to STC Broadcasting of Vermont,
                  Inc., STC License Company and STC Broadcasting of Vermont
                  Subsidiary, Inc. (1)
         12       Statement fixed charge ratio (1)
         21.1     Subsidiaries of STC Broadcasting, Inc. (1)
         27       Financial Data Schedule (1)
         99.1     WJAC-Incorporated
                  Report of Independent Certified Public Accountants
                  Consolidated Balance Sheet as of September 30, 1997
                  Consolidated Statement of Operations for the nine months
                  ended September 30, 1997
                  Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1997
                  Consolidated Statement of Cash Flows for the nine months ended
                  September 30, 1997

                  Notes to Consolidated Financial Statements (1)


 * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-29555) of STC Broadcasting, Inc. as filed with the Securities and Exchange Commission.
(1) Filed herewith
(2) Management contracts and compensatory plans or arrangements