Form 10-Q
period 1998-03-31
STC BROADCASTING INC
filed 1998-05-13
CIK 1037900

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Yes  [X]       No  [ ]

As of May 8, 1998, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998
                               TABLE OF CONTENTS


                                                                                              PAGE
Part I           Financial Information

         ITEM 1.          UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          Consolidated Balance Sheets as of March 31, 1998 and
                            December 31, 1997                                                   2 - 3

                          Consolidated Statements of Operations for the
                             Three Months Ended March 31, 1998, the One
                             Month Ended March 31, 1997, and the Two
                             Months Ended February 28, 1997 (Predecessor)                       4

                          Consolidated Statement of Stockholder's Equity
                             for the Three Months Ended March 31, 1998                          5

                          Consolidated Statements of Cash Flows for the
                             Three Months Ended March 31, 1998, the
                             One Month Ended March 31, 1997, and the Two
                             Months Ended February 28, 1997 (Predecessor)                       6

                          Notes to Unaudited Consolidated Financial Statements                  7 - 8

         ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS                                   9 - 16


PART II          Other Information

         ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K                                     16 - 17

                          SIGNATURE                                                            18


Item 1.          Financial Statements

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets

                                                            March 31, 1998       December 31, 1997*
                                                            --------------       -----------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $ 11,087,705            $  1,632,190
   Accounts receivable, net of allowance for doubtful
      accounts of approximately $292,000 and
      $286,000, respectively                                     8,712,733              10,924,654
   Current portion of program rights                             4,110,215               4,175,969
   Other current assets                                          1,491,302                 929,240
                                                              ------------            ------------
      Total current assets                                      25,401,955              17,662,053
                                                              ------------            ------------
PROPERTY AND EQUIPMENT, net                                     34,929,774              36,002,597
                                                              ------------            ------------

INTANGIBLE ASSETS, net
   FCC licenses                                                 57,393,221              58,403,429
   Network affiliation agreements                              108,632,738             110,571,178
   Other                                                         2,249,586               2,314,677
                                                              ------------            ------------
      Net intangible assets                                    168,275,545             171,289,284
                                                              ------------            ------------
OTHER LONG-TERM ASSETS
   Deferred acquisition and financing costs
      net of accumulated amortization of approximately
      $1,483,000 and $1,098,000, respectively                    9,224,097               9,590,604
   Program rights, net of current portion                        7,686,946               8,597,548
   Other                                                           102,127                 102,127
                                                              ------------            ------------
      Total other long-term assets                              17,013,170              18,290,279
                                                              ------------            ------------
      Total assets                                            $245,620,444            $243,244,213
                                                              ============            ============




*  Derived from the audited financial statements as of December 31, 1997.


    See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
               Unaudited Consolidated Balance Sheets (continued)



                                                                      March 31,1998        December 31, 1997*
                                                                      -------------        -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $  2,121,441          $  2,407,165
  Accrued interest                                                          495,552             3,273,520
  Accrued compensation                                                      845,474               805,897
  Accrued other                                                             466,850               678,256
  Current portion of program rights payable                               4,290,906             4,258,003
                                                                       ------------          ------------
      Total current liabilities                                           8,220,223            11,422,841

LONG-TERM DEBT                                                          125,500,000           114,500,000

DEFERRED INCOME TAXES                                                    23,262,000            23,562,000

PROGRAM RIGHTS PAYABLE, net of current portion                            7,931,362             8,950,776

OTHER LONG-TERM LIABILITIES                                                 108,611               116,041

REDEEMABLE PREFERRED STOCK, liquidation
   preference of $30,000,000                                             33,475,052            32,263,225

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                                         10                    10
   Additional paid in capital                                            64,011,972            64,011,972
   Accumulated deficit                                                  (16,888,786)          (11,582,652)
                                                                       ------------          ------------
      Total stockholder's equity                                         47,123,196            52,429,330
                                                                       ------------          ------------
      Total liabilities and stockholder's equity                       $245,620,444          $243,244,213
                                                                       ============          ============


*  Derived from the audited financial statements as of December 31, 1997.


    See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations


                                                                                                   |
                                                               Company              Company        |     Predecessor
                                                            Three Months           One Month       |      Two Months
                                                                Ended                Ended         |        Ended
                                                            March 31, 1998        March 31, 1997   |  February 28, 1997(1)
                                                            --------------        --------------   |  --------------------
                                                                                                   |
NET REVENUES                                                $  11,334,718      $    3,196,672      |   $    5,227,881
                                                                                                   |
OPERATING EXPENSES:                                                                                |
  Station operating                                             4,097,508           1,010,965      |        2,078,753
  Selling, general and administrative                           2,980,303             710,424      |        1,525,923
  Trade and barter                                                388,072             111,251      |          181,432
  Depreciation of property and equipment                        1,353,180             305,135      |          756,999
  Amortization of intangibles and other long-term assets        3,398,946             899,683      |          976,884
  Corporate overhead                                              460,430             101,885      |          146,000
                                                            -------------      --------------      |   --------------
         Total operating expenses                              12,678,439           3,139,343      |        5,665,991
                                                            -------------      --------------      |   --------------
OPERATING INCOME (LOSS)                                        (1,343,721)             57,329      |         (438,110)
                                                                                                   |
OTHER INCOME (EXPENSE):                                                                            |
  Interest income                                                  30,998              13,240      |           20,662
  Interest expense                                             (3,051,898)           (735,915)     |         (962,920)
  Other income, net                                                 6,314               7,120      |           18,522
                                                            -------------      --------------      |   --------------
NET LOSS BEFORE INCOME TAX BENEFIT                             (4,358,307)           (658,226)     |       (1,361,846)
                                                                                                   |
INCOME TAX BENEFIT                                                264,000                   0      |                0
                                                            -------------      --------------      |   --------------
NET LOSS AFTER TAXES                                           (4,094,307)           (658,226)     |   $   (1,361,846)
                                                                                                   |   ==============
                                                                                                   |
REDEEMABLE PREFERRED STOCK                                                                         |
   DIVIDENDS AND ACCRETION                                     (1,211,827)           (361,364)     |
                                                            -------------      --------------      |
NET LOSS APPLICABLE TO                                                                             |
     COMMON SHAREHOLDER                                     $  (5,306,134)     $   (1,019,590)     |
                                                            =============      ==============      |
                                                                                                   |
BASIC NET LOSS PER COMMON SHARE                             $      (5,306)     $       (1,020)     |
                                                            =============      ==============      |
                                                                                                   |
WEIGHTED AVERAGE NUMBER OF COMMON                                                                  |
  SHARES OUTSTANDING                                                1,000               1,000      |
                                                            =============      ==============      |


          See accompanying notes to unaudited consolidated financial statements.

(1)  Note on 1997 Predecessor Statement:

The Predecessor statement shown above is derived from the audited combined statements of operations of Smith Television of Michigan, L.P., Smith Television of Rochester, L.P., Smith Television - WTOV, L.P. and Smith Television of Salinas- Monterey, L.P. ("the Smith Stations") for the two months ended February 28, 1997. No provision for income taxes has been shown since income and loss of the partnerships is required to be reported by the partners on their respective income tax returns.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                   For the Three Months Ended March 31, 1998



                                                                                        Total
                                    Common          Additional      Accumulated      Stockholder's
                                     Stock       Paid-in Capital      Deficit          Equity
                                  --------------------------------------------------------------------
Balance at December 31, 1997      $      10       $64,011,972      $(11,582,652)    $ 52,429,330

Net loss applicable
   to common shareholder                  -                 -        (5,306,134)      (5,306,134)
                                  ---------       -----------      ------------     ------------
Balance at March 31, 1998         $      10       $64,011,972      $(16,888,786)    $ 47,123,196
                                  =========       ===========      ============     ============





    See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows

                                                               Company            Company        |      Predecessor
                                                             Three Months        One Month       |      Two Months
                                                                Ended              Ended         |         Ended
                                                            March 31, 1998     March 31, 1997    |  February 28, 1997(1)
                                                            --------------     --------------    |  --------------------
                                                                                                 |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            |
Net loss after taxes                                         $(4,094,307)      $    (658,226)    |  $  (1,361,846)
Adjustments to reconcile net loss after taxes                                                    |
   to net cash provided by operating activities:                                                 |
   Depreciation of property and equipment                      1,353,180             305,135     |        756,999
   Amortization of intangibles and other long-term assets      3,398,946             899,683     |        976,884
   Amortization of program rights                              1,092,659             304,121     |        620,416
   Payments on program rights                                 (1,102,814)           (308,064)    |       (621,037)
   Deferred tax benefit                                         (300,000)                  -     |              -
   Loss on disposal of property and equipment                      3,256                   -     |              -
Change in operating assets and liabilities                                                       |
   net of effects from acquired stations:                                                        |
   Accounts receivable                                         2,211,921            (171,394)    |      1,210,423
   Other current assets                                          288,216            (583,083)    |       (246,862)
   Accounts payable and accrued expenses                      (4,093,229)          2,971,059     |        297,410
                                                             -----------       -------------     |  -------------
      Net cash (used in) provided by operating activities     (1,242,172)          2,759,231     |      1,632,387
                                                             -----------       -------------     |  -------------
                                                                                                 |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                            |
Acquisition of Smith Stations                                          -        (163,116,856)    |              -
Capital expenditures                                            (286,211)           (257,061)    |       (263,644)
Other                                                              2,598                   -     |         31,101
                                                             -----------       -------------     |  -------------
      Net cash used in investing activities                     (283,613)       (163,373,917)    |       (232,543)
                                                             -----------       -------------     |  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                            |
Proceeds from borrowing under credit agreement                12,000,000          90,800,000     |              -
Proceeds from senior subordinated notes                                -         100,000,000     |              -
Repayment of credit agreement                                 (1,000,000)        (90,800,000)    |              -
Proceeds from sale of preferred stock, net                             -          28,500,000     |              -
Proceeds from sale of common stock, net                                -          49,011,982     |              -
Deferred acquisition and debt refinancing                                                        |
   costs incurred                                                (18,700)         (8,244,501)    |              -
                                                             -----------       -------------     |  -------------
      Net cash provided by financing activities               10,981,300         169,267,481     |              -
                                                             -----------       -------------     |  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      9,455,515           8,652,795     |      1,399,844
                                                                                                 |
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                   1,632,190                   -     |      2,752,634
                                                             -----------       -------------     |  -------------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                    $11,087,705       $   8,652,795     |  $   4,152,478
                                                             ===========       =============     |  =============
                                                                                                 |
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                                |
Non cash items                                                                                   |
    Preferred dividend and accretion                         $ 1,211,827       $     361,364     |            -
    New program contracts                                    $   116,303       $      28,200     |            -
    Interest paid                                            $ 5,875,699       $     430,491     |            -



          See accompanying notes to unaudited consolidated financial statements.

(1)   Note on 1997 Predecessor Statement:

The Predecessor statement shown above is derived from the audited combined statements of operations of the Smith Stations for the two months ended February 28, 1997.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
          Notes to Unaudited Consolidated Financial Statements at March 31, 1998


1.  PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include those of STC Broadcasting, Inc. and its subsidiaries (the "Company"). As of March 31, 1998, the Company owned and operated the following five commercial television stations (the "Stations").

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
WEYI-TV                   March 1, 1997            Flint, Saginaw-Bay City, Michigan            NBC

WROC-TV                   March 1, 1997            Rochester, New York                          CBS

KSBW-TV                   March 1, 1997            Salinas and Monterey, California             NBC

WTOV-TV                   March 1, 1997            Wheeling, West Virginia and
                                                   Steubenville, Ohio                           NBC

WJAC-TV                   October 1, 1997          Johnstown, Altoona, and State College,
                                                   Pennsylvania                                 NBC


All common shares of the Company are owned by Sunrise Television Corp. ("Sunrise"). The Company was incorporated on November 1, 1996 and commenced operations on March 1, 1997. Significant intercompany transactions and accounts have been eliminated. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements are condensed interim financial statements and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997 included in the previously filed Company's Annual Report
on Form 10-K.   The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of results for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  LONG TERM DEBT:

The Company's secured revolving credit facility (the "Bank Credit Agreement") currently provides for borrowing up to $35,000,000 which can be used for acquisitions, working capital and for general corporate expenses. The outstanding balances under the Bank Credit Agreement as of March 31, 1998 and December 31, 1997 were $25,500,000, including amounts for the ARTC acquisition, and $14,500,000, respectively. The Company had $100,000,000 of 11% Senior Subordinated Notes due March 15, 2007 outstanding at March 31, 1998 and December 31, 1997.

3.  ACQUISITIONS:

On April 1, 1998, the Company consummated the acquisition of all of the outstanding common stock of Abilene Radio and Television Company ("ARTC") for approximately $7,250,000 plus working capital. The transaction was funded by additional borrowing under the Bank Credit Agreement.

In a series of transactions, the Company will acquire certain assets from Hearst-Argyle Television, Inc., ("Hearst") through transactions structured as a Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and local marketing agreement ("LMA") for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On

February 18, 1998, the Company agreed with Hearst to trade KSBW-TV, WPTZ and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22 million in cash. On April 24, 1998, the Company completed a purchase of non-license assets of WPTZ, WNNE and WFFF for $70.0 million dollars. Funds to complete this acquisition were provided by Hearst. The assets acquired are pledged to Hearst under the related loan agreement. The purchase of the license assets of WPTZ, WNNE and WFFF is expected to close at the end of May 1998 and is subject to Federal Communications Commission approval and other customary conditions. No assurance can be given as to whether, or on what terms, such transaction will be consummated by the Company.

On April 24, 1998, the Company sold to Robert N. Smith, the Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations related to WFFF. Within ninety days of the closing of the exchange of WPTZ and WNNE by the Company to Hearst-Argyle Stations, Inc., Smith has agreed to pay the Company $0.5 million, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operation of WFFF under a Time Brokerage Agreement on April 24, 1998. The $0.5 million purchase price is secured by a note and liens on all of the assets sold.

On April 27, 1998, the Company entered into a definitive agreement ("Meyer Purchase Agreement") to acquire the television assets of Meyer Broadcasting Company of Bismarck, North Dakota ("Meyer") for $63.75 million. Meyer's television stations, which are all affiliated with NBC, include KVLY-TV, serving Fargo, KFYR-TV serving Bismarck, KMOT- TV, serving Minot, KQCD-TV, serving Dickinson, and KUMV-TV, serving Williston. It is anticipated that financing for the transaction will be from additional equity contributions by Sunrise and the modification and expansion of the present Bank Credit Agreement. The transaction is expected to close around October 1, 1998 and is subject to Department of Justice and Federal Communications Commission review. The Meyer Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

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

Most advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay additional commissions to the national sales representatives. Three Stations are represented by Katz Media Corporation, one Station is represented by TeleRep, Inc. and one Station by Harrington, Righter and Parsons, each an independent national advertising sales representative firm operating under an agreement that provides for exclusive representation within the particular market of the Station. For the three months ended March 31, 1998, local advertising comprised 57.5% of the Company's gross spot revenues (excluding political advertising) and national advertising comprised 42.5% of the Company's gross spot revenues (excluding political advertising). The gross spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to including increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the fourth quarter.

"Broadcast Cash Flow" is defined as operating income (loss) plus depreciation of property and equipment, amortization of intangible assets, corporate overhead and amortization of program rights, less payments for program rights. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," "anticipated," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, competition from other local free over-the-air broadcast stations, acquisition of additional broadcast properties and future debt service obligations. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events.

HISTORICAL PERFORMANCE

Operating Data.

The following table sets forth certain operating data for the Company for the three months ended March 31, 1998 and March 31, 1997. The three months ended March 31, 1997 combines the one month ended March 31, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity. The predecessor entity operations are presented on a pre-acquisition cost basis and are not comparable with the Company's three months of operations ended March 31, 1998 and one month ended March 31, 1997.

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                1998             1997
                                                                             ------------     -----------
                                                                                (Dollars in thousands)

         Operating Loss                                                      $(1,343)         $   (381)
         Add:
                 Amortization of program rights                                1,093               924
                 Depreciation of property and equipment                        1,353             1,062
                 Amortization of intangibles                                   3,399             1,877
                 Corporate overhead                                              460               248
         Less:

                 Payments for program rights                                  (1,103)             (929)
                                                                             -------           -------
                 Broadcast cash flow                                         $ 3,859           $ 2,801
                                                                             =======           =======



Television Revenues.

Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues. The three months ended March 31, 1997 combines the one month ended March 31, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity.

                                                                         Three Months Ended
                                                                               March 31,
                                                              1998                               1997
                                                     -----------------------            -----------------------
                                                        $            % of                  $             % of
                                                    --------       --------            --------       --------
                                                                          (Dollars in Thousands)

Revenues:
     Local                                            $ 6,568        49.52%            $  4,683         47.56%
     National                                           4,852        36.58%               3,853         39.13%
     Political                                            236         1.78%                   -             -
     Network Compensation                                 947         7.14%                 734          7.45%
     Trade and barter                                     418         3.15%                 320          3.25%
     Other                                                243         1.83%                 257          2.61%
                                                      -------       ------             --------        ------
         Total                                         13,264       100.00%               9,847        100.00%
Agency and national
   representative commissions                          (1,929)      (14.54%)             (1,423)       (14.45%)
                                                      -------       ------             --------        ------
Net revenue                                           $11,335        85.46%            $  8,424         85.55%
                                                      =======       ======             ========        ======


Results of Operations.

Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenue. The three months ended March 31, 1997 combines the one month ended March 31, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity. The predecessor entity operations are presented on a pre-acquisition cost basis and are not comparable with the Company's three months of operations ended March 31, 1998 and one month ended March 31, 1997.

                                                                       Three Months Ended
                                                                           March 31,
                                                            1998                             1997
                                                   ------------------------        ---------------------------
                                                                    % of                                % of
                                                        $         Revenues               $            Revenues
                                                   ---------    -----------        -----------       ---------
                                                                        (Dollars in Thousands)
Net Revenues:                                     $  11,335        100.00%         $     8,424        100.00%

Station Operating Expenses:
     Engineering expense                                618          5.45%                 406          4.82%
     Program/Production expense                         771          6.80%                 635          7.54%
     News expense                                     1,616         14.26%               1,126         13.37%
     Sales/Traffic expense                            1,095          9.66%                 796          9.45%
     Promotion expense                                  153          1.35%                 146          1.73%
     General & administrative expense                 1,732         15.28%               1,293         15.35%
     Trade and barter expense                           388          3.42%                 292          3.47%
                                                  ---------         -----          -----------         -----
         Total station operating expenses             6,373         56.22%               4,694         55.72%
                                                  ---------         -----          -----------         -----
Amortization of program rights                        1,093          9.64%                 924         10.97%
Depreciation                                          1,353         11.94%               1,062         12.61%
Amortization                                          3,399         29.99%               1,877         22.28%
Corporate overhead                                      460          4.06%                 248          2.94%
                                                  ---------        ------          -----------        ------
         Operating income                         $  (1,343)       (11.85)%        $      (381)        (4.52)%
                                                  =========        ======          ===========        ======
         Broadcast cash flow                      $   3,859         34.04%         $     2,801         33.25%
                                                  =========        ======          ===========        ======


Three months ended March 31, 1998 compared to three months ended March 31, 1997

Gross Revenues

Gross revenues increased by $3.4 million or 34.70% to $13.3 million for the three months ended March 31, 1998 from $9.8 million for the three months ended March 31, 1997. The majority of the increase, $2.6 million, is attributable to the acquisition of WJAC which occurred on October 1, 1997. Local revenue was up 40.3% and national revenue was up 25.9% over the prior comparative period. Most of the remaining increase in local and national revenues was due to the Olympic Games broadcast on WROC, a CBS affiliate. The quarter ended March 31, 1998 had approximately $0.2 million of political revenues compared to zero in the quarter ended March 31, 1997.

Net Revenues

Net revenues increased by $2.9 million or 34.6% to $11.3 million for the three months ended March 31, 1998 from $8.4 million for the three months ended March 31, 1997 due to the reasons noted above. Agency and national representative commission as a percentage of sales increased due to political sales.

Station Operating Expenses

Station operating expenses were $6.4 million for the three months ended March 31, 1998 compared to $4.7 million for the three months ended March 31, 1997, an increase of $1.7 million or 36.2% over the comparable period. The majority of the increase, $1.5 million, is attributable to the acquisition of WJAC. The other increase reflects additional news costs at KSBW for coverage of the severe rains in California, increased costs at WEYI for improvements in news personnel and additional news expenditures at WROC.

Amortization of Program Rights

Amortization of program rights increased by $0.2 million to $1.1 million for the three months ended March 31, 1998 from $0.9 million for the comparable period in 1997. The majority of the increase, $0.15 million, is attributable to the acquisition of WJAC.

Depreciation

Depreciation increased by $0.3 million to $1.4 million for the three months ended March 31, 1998 from $1.1 million for the comparable period in 1997. An increase of $0.3 million is attributable to the acquisition of WJAC.

Amortization

Amortization increased by $1.5 million to $3.4 million for the three months ended March 31, 1998 from $1.9 million for the comparable period in 1997. The majority of the increase, $0.9 million, is attributable to the acquisition of WJAC. The additional increase is due to the revaluation of assets at the time of the purchase of the four Smith Stations by the Company on March 1, 1997.

Corporate overhead

Corporate overhead increased by $0.3 million to $0.5 million for the three months ended March 31, 1998 from $0.2 million for the three months ended March 31, 1997. Cost increases related mostly to salary costs as the Company added staff for expected expansion.

Operating Income

Operating income decreased by $0.9 million to a loss of $1.3 million for the three months ended March 31, 1998, due to the reasons outlined above.

Interest Expense

Interest expense increased by $1.4 million to $3.1 million for the three months ended March 31, 1998, from $1.7 million for the three months ended March 31, 1997. The majority of the increase, $1.0 million, is due to the higher outstanding balances resulting from the purchase of the Smith Stations on March 1, 1997. The additional increase of $0.4 million is attributable to the acquisition of WJAC.

Income Tax Benefit

Income tax benefit of $0.3 million for the three months ended March 31, 1998, is attributable to the acquisition of WJAC and the related amortization of the step up in basis of WJAC assets.

Liquidity and Capital Resources

On March 25, 1997, the Company completed a private placement of $100,000,000 principal amount of its 11% Senior Subordinated Notes (the "Old Notes") due March 15, 2007. The proceeds from the sale of the Old Notes were used to repay all outstanding term loan and revolving credit borrowings under the Company's existing Bank Credit Agreement. The remaining net proceeds from the sale of the Old Notes were used to fund the purchase of WJAC and for general working capital purposes. Interest is payable on March 15 and September 15 of each year.
On September 26, 1997, the Company completed an exchange offer in which all of the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the "New Notes") of the Company having substantially identical terms as the Old Notes. The Indenture imposes certain limitations on the ability of the Company and certain of its subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

The Company's Bank Credit Agreement currently provides for borrowings up to $35.0 million under its secured revolving credit facility, which matures on February 27, 2004, with reducing availability beginning in January of 2000. Undrawn amounts under such facility are available for acquisitions, working capital and general corporate purposes. It is anticipated that the Credit Agreement will be expanded in the near future to fund acquisitions, working capital and general corporate purposes (see Recent Developments). There was $25.5 million outstanding under the Bank Credit Agreement at March 31, 1998 which included $8,000,000 for the Abilene Radio and Television acquisition.

Interest payments under the Bank Credit Agreement and the New Notes represent significant liquidity requirements for the Company. Loans under the Bank Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. In addition, the Company's 14% Redeemable Preferred Stock (the "Redeemable Preferred Stock") is cumulative, with dividends payable quarterly, and prior to 2002 may, at the option of the Company, be paid in additional shares of Redeemable Preferred Stock. In the event dividends on the Redeemable Preferred Stock are paid in cash, dividends would amount to $4.2 million annually. The Bank Credit Agreement and the Indenture will limit the Company's ability to pay cash dividends prior to 2002 and the Company's ability to exchange the Redeemable Preferred Stock for debt of the Company.

Based on the current level of operations, anticipated future internally generated growth, additional borrowings under an expanded Bank Credit Agreement and additional equity contributions from Sunrise, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments and its pending acquisitions. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance the Bank Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, complete its transaction with Hearst-Argyle, Meyer Broadcasting Company and to consummate future acquisitions will require significant additional debt and/or equity capital and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

Capital Expenditures

Capital expenditures were $3.1 million for the year ended December 31, 1997 and $0.3 million for the three month period ended March 31, 1998 and 1997, respectively. Capital expenditures are anticipated to be $2.5 million for 1998 as the Company continues to improve the news gathering and production capabilities of WROC, WEYI and WJAC. The Company anticipates spending an additional $1.9 million to upgrade the KRBC and KACB technical facilities over the next three months. The Company's ability to make capital expenditures is subject to certain restrictions under the Bank Credit Agreement.

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

The Acquisitions have been accounted for using the purchase method of accounting, and the total purchase price was allocated to the assets and liabilities acquired based upon their respective fair values. As a result, the

Company is recording depreciation and amortization expenses, as well as interest expenses, that are significantly in excess of historical levels for the Stations.

PRO FORMA BASIS

Proforma Operating Data.

The following table sets forth certain operating data for the Company's five Stations for the three months ended March 31, 1998 and March 31, 1997 as if the Company had owned all five Stations since January 1, 1997.

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 1998           1997
                                                                             ------------     -----------
                                                                                (Dollars in thousands)
         Operating Loss                                                        $(1,343)         $(1,170)
         Add:
                 Amortization of program rights                                  1,093            1,087
                 Depreciation of property and equipment                          1,353            1,221
                 Amortization of intangibles                                     3,399            3,030
                 Corporate overhead                                                460              248
         Less:
                 Payments for program rights                                    (1,103)          (1,092)
                                                                               -------           ------
                 Broadcast cash flow                                           $ 3,859          $ 3,324
                                                                               =======          =======


Proforma Television Revenues.

Set forth below are the principal types of television revenues that the Company's five Stations generated for the periods indicated as if they were all owned since January 1, 1997 and the percentage contribution of each to total revenues.

                                                                         Three Months Ended
                                                                              March 31,
                                                              1998                               1997
                                                     -------------------------       -----------------------------
                                                          $            %                 $                 %
                                                     ----------    -----------       ------------      -----------
                                                                         (Dollars in Thousands)
Revenues:
     Local                                           $  6,568         49.52%           $  5,889          47.73%
     National                                           4,852         36.58%              4,695          38.05%
     Political                                            236          1.78%                  -              -
     Network Compensation                                 947          7.14%              1,006           8.15%
     Trade and barter                                     418          3.15%                432           3.50%
     Other                                                243          1.83%                317           2.57%
                                                     --------        ------            --------          -----
         Total                                         13,264        100.00%             12,339         100.00%
Agency and national
   representative commissions                          (1,929)       (14.54)%            (1,761)        (14.27)%
                                                     --------        ------            --------        -------
Net revenue                                          $ 11,335         85.46%           $ 10,578          85.73%
                                                     ========        ======            ========         ======


Proforma Results of Operations.

Set forth below is a summary of the operations of the Company's five Stations for the periods indicated and their percentages of net revenue as if the Company had owned the five Stations from January 1, 1997.

                                                                        Three Months Ended
                                                                            March 31,
                                                              1998                              1997
                                                   -------------------------        --------------------------
                                                                      % of                              % of
                                                       $            Revenues            $             Revenues
                                                  ---------        ---------        ----------        ---------
                                                                    (Dollars in Thousands)
Net Revenues:                                     $  11,335        100.00%          $   10,578        100.00%

Station Operating Expenses:
     Engineering expense                                618          5.45%                 558          5.28%
     Program/Production expense                         771          6.80%                 758          7.17%
     News expense                                     1,616         14.26%               1,482         14.01%
     Sales/Traffic expense                            1,095          9.66%               1,034          9.78%
     Promotion expense                                  153          1.35%                 191          1.81%
     General & administrative expense                 1,732         15.28%               1,734         16.39%
     Trade and barter expense                           388          3.42%                 405          3.83%
                                                  ---------        ------           ----------        ------
         Total station operating expenses             6,373         56.22%               6,162         58.25%
                                                  ---------        ------           ----------        ------
Amortization of program rights                        1,093          9.64%               1,087         10.28%
Depreciation                                          1,353         11.94%               1,221         11.26%
Amortization                                          3,399         29.99%               3,030         17.74%
Corporate overhead                                      460          4.06%                 248          0.96%
                                                  ---------        ------           ----------        ------
         Operating income                         $  (1,343)       (11.85)%         $   (1,170)         1.50%
                                                  =========        ======           ==========        ======
         Broadcast cash flow                      $   3,859         34.04%          $    3,322         31.40%
                                                  =========        ======           ==========        ======



All of the significant changes on a proforma basis between the quarters ended March 31, 1998 and 1997 have been explained in the historical discussions other than changes related to WJAC. Gross revenues at WJAC increased by $0.1 million to $2.6 million for the three months ended March 31, 1998 from $2.5 million for the three months ended March 31, 1997. WJAC operating expenses, other than depreciation and amortization, decreased by $0.1 million during the first quarter of 1998 as compared to the first quarter of 1997.

Recent Developments

On April 1, 1998, the Company consummated the acquisition of all of the outstanding common stock of Abilene Radio and Television Company ("ARTC") for approximately $7,250,000 plus working capital. The transaction was funded by additional borrowing under the Bank Credit Agreement.

In a series of transactions, the Company will acquire certain assets from Hearst-Argyle Television, Inc., ("Hearst") through transactions structured as a Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and a LMA for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW-TV, WPTZ and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22 million in cash. On April 24, 1998, the Company completed a purchase of non license assets of WPTZ, WNNE and WFFF for $70.0 million dollars. Funds to complete this acquisition were provided by Hearst. The assets acquired are pledged to Hearst under the related loan agreement. The purchase of the license assets of WPTZ, WNNE and WFFF is expected to close at the end of May 1998 and is subject to Federal Communications Commission approval and other customary conditions. No assurance can be given as to whether, or on what terms, such transaction will be consummated by the Company.

On April 24, 1998, the Company sold to Robert N. Smith, the Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations related to WFFF. Within ninety days of the closing of the exchange of WPTZ and WNNE by the Company to Hearst-Argyle Stations, Inc., Smith has agreed to pay the Company $0.5 million, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operation of WFFF under a Time Brokerage Agreement on April 24, 1998. The $0.5 million purchase price is secured by a note and liens on all of the assets sold.

On April 27, 1998, the Company entered into a definitive agreement ("Meyer Purchase Agreement") to acquire the television assets of Meyer Broadcasting Company of Bismarck, North Dakota ("Meyer") for $63.75 million. Meyer's television stations, which are all affiliated with NBC, include KVLY-TV, serving Fargo, KFYR-TV serving Bismarck, KMOT-TV, serving Minot, KQCD-TV, serving Dickinson, and KUMV-TV, serving Williston. It is anticipated that financing for the transaction will be from additional equity contributions by Sunrise and the modification and expansion of the present Bank Credit Agreement. The transaction is expected to close around October 1, 1998 and is subject to Department of Justice and Federal Communications Commission review. The Meyer Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

Inflation

The Company believes that its business is affected by inflation to an extent no greater than other businesses are generally affected.

Year 2000 Compliance

The Company has commenced a study of its computer systems in order to assess its exposure to year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond and anticipates its internal costs will not have a material effect on future operations. There can be no assurance other matters relating to year 2000 issues will not have a material adverse effect on the Company.

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

Employees

As of March 31, 1998, the Stations had approximately 375 full-time and 36 part-time employees. WEYI has a contract with United Auto Workers that expires on August 7, 1998 with respect to 50 employees. WROC has a contract with American Federation of Television and Radio Artists ("AFTRA") that expires on March 2, 1999 with respect to 18 employees, and has entered into a contract with the National Association of Broadcast Employees and Technicians/ Communications Workers of America ("NABET") that expires on May 31, 2000 with respect to

32 employees. WTOV has a contract with AFTRA that expires January 28, 1999 and a contract with International Brotherhood of Electrical Workers that expires on November 30, 2000 with respect to 22 and 17 employees respectively. WJAC has a contract with International Alliance of Theatrical Stage Employees that expires on September 30, 2002 with respect to 48 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition or results of operations.

                                    PART II


Item 6           Exhibits and Reports on Form 10-Q

(a)      Exhibits

         2.1     Asset Purchase Agreement, dated as of February 3, 1998, by and among Tuscaloosa Broadcasting, Inc. as
                 Seller and STC Broadcasting of Vermont, Inc., as Buyer (1)

         2.2     Asset Exchange Agreement, dated as of February 18, 1998, by and among STC Broadcasting,
                 Inc., STC Broadcasting of Vermont, Inc., STC License Company, STC Broadcasting of Vermont Subsidiary,
                 Inc. and Hearst-Argyle Stations, Inc. (1)

         2.3     Contract of Sale by and between Meyer Broadcasting Company and STC Broadcasting, Inc. dated April 27,
                 1998 (2)

         10.1    Affiliation Agreement, dated March 2, 1998 between National Broadcasting Company, Inc. and STC
                 Broadcasting, Inc. (2)

         10.2    Letter Agreement between STC Broadcasting of Vermont, Inc. and Smith Broadcasting of Vermont, LLC dated
                 April 24, 1998 (2)

         10.3    Interim Operating Agreement by and among Smith Broadcasting of Vermont, LLC, STC Broadcasting, Inc.,
                 STC Broadcasting of Vermont, Inc., STC License Company, and STC Broadcasting of Vermont Subsidiary, Inc. dated
                 April 24, 1998 (2)

         10.4    Security Agreement dated April 24, 1998 made by Smith Broadcasting of Vermont, LLC in favor of STC
                 Broadcasting of Vermont Subsidiary, Inc. (2)

         10.5    $500,000 Promissory Note dated April 24, 1998 made by Smith Broadcasting of Vermont, LLC in favor of
                 STC Broadcasting of Vermont Subsidiary, Inc. (2)

         10.6    Letter Agreement between STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. regarding certain amendments to the STC Broadcasting, Inc. and Sinclair Broadcast Group, Inc. Asset Purchase Agreement and the STC
                 Broadcasting, Inc. and Hearst-Argyle Stations, Inc. Asset Exchange Agreement (2)

         10.7    First Amendment to Transitional Service Agreement between STC Broadcasting of Vermont Subsidiary, Inc.,
                 Tuscaloosa Broadcasting Inc., William Evans, Rollins Telecasting and WNNE-TV, Inc. dated April 24, 1998 (2)

         10.8    First Amendment to Asset Purchase Agreement by and between STC Broadcasting of Vermont, Inc. and certain subsidiaries of Sinclair Broadcast Group, Inc. dated April 20, 1998 (2)

         10.9    Second Amendment to Asset Purchase Agreement by and between STC Broadcasting of Vermont, Inc. and certain subsidiaries of Sinclair Broadcast Group, Inc. dated April 24, 1998 (2)



         10.10   Waiver and Second Amendment, dated April 22, 1998 to the Credit Agreement dated February 28, 1997 by and among STC Broadcasting, Inc. and The Chase Manhattan Bank and NationsBank of Texas, N.A. (2)

         10.11   Credit Agreement between STC Broadcasting of Vermont Subsidiary, Inc. as borrower and Hearst-Argyle
                 Stations, Inc. as lenders dated April 24, 1998 (2)

         21.1    Subsidiaries of STC Broadcasting, Inc. (2)

         27.1    Financial Data Schedule (2)


(1) Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the period March 1, 1997 to December 31, 1997.
(2)      Filed herewith



(B)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the registrant during the quarter for which this report covers.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STC Broadcasting, Inc.
                                      Registrant


Date:    May 8, 1998                  By:  /s/  David A. Fitz
                                           -------------------------------
                                           David A. Fitz
                                           Senior Vice-President/
                                           Chief Financial Officer