Form 10-Q
period 1998-06-30
STC BROADCASTING INC
filed 1998-08-11
CIK 1037900

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                       COMMISSION FILE NUMBER: 333-29555

                             STC BROADCASTING, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         75-2676358
(State or other jurisdiction of incorporation               (I.R.S. Employer
          or organization)                               Identification Number)


3839 4th STREET NORTH, SUITE 420                           (727) 821-7900
ST. PETERSBURG, FLORIDA  33703                        (Registrant's telephone
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

YES    x         NO
    -----           ------

As of August 10, 1998, the registrant had 1,000 shares outstanding of common stock, par value $.01.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998
                               TABLE OF CONTENTS


                                                                                                 PAGE
PART I            FINANCIAL INFORMATION

         ITEM 1            UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Unaudited Consolidated Balance Sheets as of
                              June 30, 1998 and December 31, 1997                             2 - 3

                           Unaudited Consolidated Statement of Operations
                              for the Three Months ended June 30, 1998 and 1997               4

                           Unaudited Consolidated Statements of Operations for the
                              Six Months Ended June 30, 1998, the Four
                              Months Ended June 30, 1997, and the Two
                              Months Ended February 28, 1997 (Predecessor)                    5

                           Unaudited Consolidated Statement of Stockholder's Equity
                              for the Six Months Ended June 30, 1998                          6

                           Unaudited Consolidated Statement of Cash Flow for
                              the Three Months ended June 30, 1998 and 1997                   7

                           Unaudited Consolidated Statements of Cash Flows for the
                              Six Months Ended June 30, 1998, the
                              Four Months Ended June 30, 1997, and the Two
                              Months Ended February 28, 1997 (Predecessor)                    8

                           Notes to Unaudited Consolidated Financial Statements               9 - 11

         ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                                12 - 22

PART II           OTHER INFORMATION

         ITEM 6            EXHIBITS AND REPORTS ON FORM 10-Q                                  22 - 24

                           SIGNATURE                                                          25

 Item 1. Financial Statements


                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets


                                                           June 30, 1998   December 31, 1997*
                                                           -------------   ------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $  3,997,980     $  1,632,190
   Receivables, net of allowance for doubtful
      accounts of approximately $451,000 and
      $286,000, respectively                                 13,669,223       10,924,654
   Current portion of program rights                          7,572,357        4,175,969
   Other current assets                                         918,437          929,240
                                                           ------------     ------------
      Total current assets                                   26,157,997       17,662,053
                                                           ------------     ------------

PROPERTY AND EQUIPMENT, net:                                 49,750,113       36,002,597
                                                           ------------     ------------
INTANGIBLE ASSETS, net:
   FCC licenses                                              81,222,962       58,403,429
   Network affiliation agreements                           141,646,746      110,571,178
   Other                                                      3,523,536        2,314,677
                                                           ------------     ------------
      Net intangible assets                                 226,393,244      171,289,284
                                                           ------------     ------------
OTHER LONG-TERM ASSETS:
   Deferred acquisition and financing costs
      net of accumulated amortization of approximately
      $1,920,000 and $1,098,000, respectively                12,337,710        9,590,604
   Program rights, net of current portion                    13,032,712        8,597,548
   Other                                                        102,127          102,127
                                                           ------------     ------------
      Total other long-term assets                           25,472,549       18,290,279
                                                           ------------     ------------

      Total assets                                         $327,773,903     $243,244,213
                                                           ============     ============



*  Derived from the audited financial statements as of December 31, 1997.


     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
               Unaudited Consolidated Balance Sheets (continued)



                                                          June 30,1998     December 31, 1997*
                                                          ------------     -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       $   3,062,458    $   2,407,165
   Accrued interest                                           3,269,444        3,273,520
   Accrued compensation                                         739,545          805,897
   Accrued other                                                956,943          678,256
   Current portion of program rights payable                  7,775,297        4,258,003
   Asset swap payables (note 3)                              55,846,750               --
                                                          -------------    -------------
      Total current liabilities                              71,650,437       11,422,841

LONG-TERM DEBT                                              124,500,000      114,500,000

DEFERRED INCOME TAXES                                        23,862,000       23,562,000

PROGRAM RIGHTS PAYABLE, net of current portion               13,318,584        8,950,776

OTHER LONG-TERM LIABILITIES                                     111,846          116,041

REDEEMABLE PREFERRED STOCK, liquidation
   preference of $30,000,000                                 34,728,100       32,263,225

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                             10               10
   Additional paid in capital                                64,011,972       64,011,972
   Accumulated deficit                                       (4,409,046)     (11,582,652)
                                                          -------------    -------------
      Total stockholder's equity                             59,602,936       52,429,330
                                                          -------------    -------------
      Total liabilities and stockholder's equity          $ 327,773,903    $ 243,244,213
                                                          =============    =============



*  Derived from the audited financial statements as of December 31, 1997.


     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations


                                                                            Three Months     Three Months
                                                                                Ended            Ended
                                                                            June 30, 1998    June 30, 1997
                                                                            -------------    -------------
NET REVENUES                                                                 $ 16,991,856    $ 10,242,026

OPERATING EXPENSES:
  Station operating                                                             4,928,108       3,123,784
  Selling, general and administrative                                           3,886,858       2,331,871
  Trade and barter                                                                533,567         328,447
  Depreciation of property and equipment                                        1,901,738         936,810
  Amortization of intangibles and other long-term assets                        4,185,566       2,435,164
  Corporate overhead                                                              500,194         356,318
                                                                             ------------    ------------
         Total operating expenses                                              15,936,031       9,512,394
                                                                             ------------    ------------
OPERATING INCOME                                                                1,055,825         729,632

OTHER INCOME (EXPENSE):
  Interest income                                                                  30,035         108,696
  Interest expense                                                             (4,278,756)     (2,821,208)
  Gain on asset swap                                                           17,559,479              --
  Other income, net                                                                 2,205          (7,232)
                                                                             ------------    ------------
NET INCOME (LOSS) BEFORE INCOME TAX                                            14,368,788      (1,990,112)

INCOME TAX                                                                        636,000          24,000
                                                                             ------------    ------------
NET INCOME (LOSS)                                                              13,732,788      (2,014,112)

REDEEMABLE PREFERRED STOCK
   DIVIDENDS AND ACCRETION                                                     (1,253,048)     (1,084,091)
                                                                             ------------    ------------
NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDER                                                        $ 12,479,740    $ (3,098,203)
                                                                             ============    ============
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE                         $     12,480    $     (3,098)
                                                                             ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                1,000           1,000
                                                                             ============    ============



     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations


                                                                 Company          Company      |     Predecessor
                                                               Six Months       Four Months    |     Two Months
                                                                  Ended            Ended       |        Ended
                                                              June 30, 1998     June 30, 1997  | February 28, 1997(1)
                                                              -------------   ---------------  | --------------------
                                                                                               |
NET REVENUES                                                  $ 28,326,574    $ 13,438,698     |    $  5,227,881
                                                                                               |
OPERATING EXPENSES:                                                                            |
  Station operating                                              9,025,616       4,134,749     |       2,078,753
  Selling, general and administrative                            6,867,161       3,042,295     |       1,525,923
  Trade and barter                                                 921,639         439,698     |         181,432
  Depreciation of property and equipment                         3,254,918       1,241,945     |         756,999
  Amortization of intangibles and other long-term assets         7,584,512       3,334,847     |         976,884
  Corporate overhead                                               960,624         458,203     |         146,000
                                                              ------------    ------------     |    ------------
          Total operating expenses                              28,614,470      12,651,737     |       5,665,991
                                                              ------------    ------------     |    ------------
OPERATING INCOME (LOSS)                                           (287,896)        786,961     |        (438,110)
                                                                                               |
OTHER INCOME (EXPENSE):                                                                        |
  Interest income                                                   61,033         121,936     |          20,662
  Interest expense                                              (7,330,654)     (3,557,123)    |        (962,920)
  Gain on asset swap                                            17,559,479              --     |              --
  Other income, net                                                  8,519            (112)    |          18,522
                                                              ------------    ------------     |    ------------
NET INCOME (LOSS) BEFORE INCOME TAX                             10,010,481      (2,648,338)    |      (1,361,846)
                                                                                               |
INCOME TAX                                                         372,000          24,000     |               0
                                                              ------------    ------------     |    ------------
NET INCOME (LOSS)                                                9,638,481      (2,672,338)    |    $ (1,361,846)
                                                                                               |    ============
REDEEMABLE PREFERRED STOCK                                                                     |
   DIVIDENDS AND ACCRETION                                      (2,464,875)     (1,445,455)    |
                                                              ------------    ------------     |
                                                                                               |
NET INCOME (LOSS) APPLICABLE TO                                                                |
   COMMON SHAREHOLDER                                         $  7,173,606    $ (4,117,793)    |
                                                              ============    ============     |
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE          $      7,174    $     (4,118)    |
                                                              ============    ============     |
WEIGHTED AVERAGE NUMBER OF COMMON                                                              |
  SHARES OUTSTANDING                                                 1,000           1,000     |
                                                              ============    ============     |


     See accompanying notes to unaudited consolidated financial statements.

(1)  Note on 1997 Predecessor Statement:

The Predecessor statement shown above is derived from the audited combined statements of operations of Smith Television of Michigan, L.P., Smith Television of Rochester, L.P., Smith Television - WTOV, L.P. and Smith Television of Salinas-Monterey, L.P. ("the Smith Stations") for the two months ended February 28, 1997. No provision for income taxes has been shown since income and loss of the partnerships is required to be reported by the partners on their respective income tax returns.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                     For the Six Months Ended June 30, 1998



                                                                                     Total
                                 Common        Additional         Accumulated     Stockholder's
                                 Stock       Paid-in Capital        Deficit          Equity
                                --------     ---------------     -------------    -------------
Balance at December 31, 1997    $     10      $  64,011,972      $(11,582,652)    $  52,429,330

Net income applicable
   to common shareholder              --                 --         7,173,606         7,173,606
                                --------      -------------      ------------     -------------
Balance at June 30, 1998        $     10      $  64,011,972      $ (4,409,046)    $  59,602,936
                                ========      =============      ============     =============





     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows


                                                                              Three Months     Three Months
                                                                                 Ended            Ended
                                                                             June 30, 1998     June 30, 1997
                                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                            $ 13,732,788      $ (2,014,112)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation of property and equipment                                       1,901,738           936,810
   Amortization of intangibles and other long-term assets                       4,185,566         2,435,164
   Amortization of program rights                                               1,396,589           908,487
   Payments on program rights                                                  (1,423,794)         (923,153)
   Net deferred tax                                                               600,000                --
   Gain on asset swap                                                         (17,559,478)               --
   Loss on disposal of property and equipment                                       4,306                --
Change in operating assets and liabilities net of effects
   from acquired stations:
   Receivables                                                                   (673,903)       (1,094,016)
   Other current assets                                                           627,678          (159,188)
   Accounts payable and accrued expenses                                        3,075,426         1,547,009
                                                                             ------------      ------------
      Net cash provided by operating activities                                 5,866,916         1,637,001
                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Smith Stations                                                          --           (11,435)
Net assets acquired in swap and acquisition transactions                      (66,158,624)               --
Capital expenditures                                                           (1,177,705)         (697,737)
Other                                                                              11,029                --
                                                                             ------------      ------------
      Net cash (used in) investing activities                                 (67,325,300)         (709,172)
                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in payables related to swap transactions                              55,846,750                --
Repayment of credit agreement                                                  (1,000,000)               --
Deferred acquisition and debt refinancing
   costs incurred                                                                (478,091)         (195,398)
                                                                             ------------      ------------
      Net cash provided by (used in) financing activities                      54,368,659          (195,398)
                                                                             ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (7,089,725)          732,431

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                   11,087,705         8,652,795
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                                    $  3,997,980      $  9,385,226
                                                                             ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
    Preferred dividend and accretion                                         $  1,253,048      $  1,084,091
    New program contracts                                                    $    372,416      $    181,000
Interest paid                                                                $  1,492,363      $    162,743



     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows

                                                                    Company           Company    |     Predecessor
                                                                   Six Months       Four Months  |    Two Months
                                                                     Ended             Ended     |       Ended
                                                                 June 30, 1998     June 30, 1997 |  February 28, 1997(1)
                                                                 -------------     ------------- |  --------------------
                                                                                                 |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            |
Net income (loss)                                                $   9,638,481     $ (2,672,338) |     $  (1,361,846)
Adjustments to reconcile net income (loss) to net cash                                           |
   provided by operating activities:                                                             |
   Depreciation of property and equipment                            3,254,918        1,241,945  |           756,999
   Amortization of intangibles and other long-term assets            7,584,512        3,334,847  |           976,884
   Amortization of program rights                                    2,489,248        1,212,608  |           620,416
   Payments on program rights                                       (2,526,608)      (1,231,217) |          (621,037)
   Net deferred tax                                                    300,000               --  |                --
   Gain on asset swap                                              (17,559,478)              --  |                --
   Loss on disposal of property and equipment                            7,562               --  |                --
Change in operating assets and liabilities net of effects                                        |
   from acquired stations:                                                                       |
   Receivables                                                       1,538,018       (1,265,410) |         1,210,423
   Other current assets                                                915,894         (742,271) |          (246,862)
   Accounts payable and accrued expenses                            (1,017,803)       4,518,068  |           297,410
                                                                 -------------     ------------  |     -------------
      Net cash provided by operating activities                      4,624,744        4,396,232  |         1,632,387
                                                                 -------------     ------------  |     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                            |
Acquisition of Smith Stations                                               --     (163,128,291) |                --
Net assets acquired in swap and acquisition transactions           (66,158,624)              --  |                --
Capital expenditures                                                (1,463,916)        (954,798) |          (263,644)
Other                                                                   13,627               --  |            31,101
                                                                 -------------     ------------  |     -------------
      Net cash (used in) investing activities                      (67,608,913)    (164,083,089) |          (232,543)
                                                                 -------------     ------------  |     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                            |
Proceeds from borrowing under credit agreement                      12,000,000       90,800,000  |
Proceeds from senior subordinated notes                                     --      100,000,000  |                --
Repayment of credit agreement                                       (2,000,000)     (90,800,000) |                --
Proceeds from sale of preferred stock, net                                  --       28,500,000  |                --
Proceeds from sale of common stock, net                                     --       49,011,982  |                --
Increase in payables related to swap transactions                   55,846,750               --  |                --
Deferred acquisition and debt refinancing                                                        |
   costs incurred                                                     (496,791)      (8,439,899) |                --
                                                                 -------------     ------------  |     -------------
      Net cash provided by financing activities                     65,349,959      169,072,083  |                --
                                                                 -------------     ------------  |     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            2,365,790        9,385,226  |         1,399,844
                                                                                                 |
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                         1,632,190               --  |         2,752,634
                                                                 -------------     ------------  |     -------------
                                                                                                 |
CASH AND CASH EQUIVALENTS, ENDING BALANCE                        $   3,997,980     $  9,385,226  |     $   4,152,478
                                                                 =============     ============  |     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
    Preferred dividend and accretion                             $   2,464,875     $  1,445,455                  --
    New program contracts                                        $     488,719     $    209,200                  --
Interest paid                                                    $   7,368,062     $    593,234                  --



     See accompanying notes to unaudited consolidated financial statements.

(1)  Note on 1997 Predecessor Statement:
     The Predecessor statement shown above is derived from the audited combined statements of operations of the Smith Stations for the two months ended February 28, 1997.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
     Notes to Unaudited Consolidated Financial Statements at June 30, 1998


1.  PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include those of STC Broadcasting, Inc. and its subsidiaries (the "Company"). As of June 30, 1998, the Company owned and/or operated the following eight commercial television stations (the "Stations").


                    Acquisition or                                                          Network
Station             Operation Date                     Market                             Affiliation
-------             --------------                     ------                             -----------
WEYI-TV             March 1, 1997              Flint, Saginaw-Bay City, Michigan              NBC

WROC-TV             March 1, 1997              Rochester, New York                            CBS

WTOV-TV             March 1, 1997              Wheeling, West Virginia and
                                               Steubenville, Ohio                             NBC

WJAC-TV             October 1, 1997            Johnstown, Altoona, and State College,
                                               Pennsylvania                                   NBC

KRBC-TV             April 1, 1998              Abilene, Texas                                 NBC

KACB-TV             April 1, 1998              San Angelo, Texas                              NBC

WDTN-TV             June 1, 1998               Dayton, Ohio                                   ABC

WNAC-TV             June 1, 1998               Providence, Rhode Island                       FOX


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

2.  LONG TERM DEBT:

The Company's secured revolving credit facility (the "Bank Credit Agreement") currently provides for borrowing up to $35,000,000 which can be used for acquisitions, working capital and for general corporate expenses. The outstanding balances under the Bank Credit Agreement as of June 30, 1998 and December 31, 1997, were $24,500,000, and $14,500,000, respectively. The Company has $100,000,000 of 11% Senior Subordinated Notes due March 15, 2007 outstanding at June 30, 1998 and December 31, 1997. See Note 4 to the unaudited financial statements for the information on the Amended and Restated Bank Credit Agreement.

3.  ACQUISITIONS:

On April 1, 1998, the Company consummated the acquisition of all of the outstanding common stock of Abilene Radio and Television Company ("ARTC") for approximately $7,250,000 plus working capital. The transaction was funded by additional borrowing under the Bank Credit Agreement.

In a series of transactions, the Company has acquired certain assets from Hearst-Argyle Stations, Inc., ("Hearst") through transactions structured as a
Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and a local marketing agreement ("LMA") for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72,000,000, with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW-TV, WPTZ and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22,000,000 in cash. On April 24, 1998, the Company completed a purchase of non-license assets of WPTZ, WNNE and WFFF for $70,000,000. The Company recorded the operations of WPTZ and WNNE for the period April 24, 1998 to May 31, 1998. Funds to complete this acquisition were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement.

During the second quarter of 1998, the Company received via contract rights the benefits of the operation of stations WDTN-TV and WNAC-TV and WNAC-TV's joint operating agreement with WPRI for the month of June 1998. Since the Company received the economic benefits of the transaction subsequent to June 1, 1998, the Company recorded a book gain of approximately $17,600,000 before a deferred tax liability of $5,600,000 on the asset swap. Approximately $15,100,000 of the book gain has been deferred for tax purposes in accordance with Section 1031 of the tax code. In addition, the Company recorded a deferred tax asset of $4,700,000 resulting from a reduction in valuation allowance at December 31, 1997, and the realization of loss carryforwards for the six months ended June 30, 1998.

At June 30, 1998, the Company had recorded the following amounts as payables related to the swap transactions.

         Payable to Hearst-Argyle Stations, Inc.              $ 50,188,000
         Payable to Sinclair Broadcasting Group, Inc.            2,008,000
         Transactions fees                                       3,651,000
                                                              ------------
                                                              $ 55,847,000
                                                              ============

The amount payable to Hearst represents approximately the difference between the loan outstanding on the acquisition of WPTZ and WNNE, less the $22,000,000 in cash owed the Company by Hearst, and plus the net working capital acquired on June 1, 1998. The amount payable to Sinclair represents amounts due on the license assets transfer.

On April 24, 1998, the Company sold to Robert N. Smith, the Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations related to WFFF. Within ninety days of the closing of the exchange of WPTZ and WNNE by the Company to Hearst, Smith has agreed to pay the Company $500,000, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operations of WFFF under a Time Brokerage Agreement on April 24, 1998. The $500,000 purchase price is secured by a note and liens on all of the assets sold. On July 23, 1998, the Company received full payment on the note.

On April 27, 1998, the Company entered into a definitive agreement ("Meyer Purchase Agreement") to acquire the television assets of Meyer Broadcasting Company of Bismarck, North Dakota ("Meyer") for $63,750,000. Meyer's television stations, which are all affiliated with NBC, include KVLY-TV, serving Fargo, KFYR-TV serving Bismarck, KMOT-TV, serving Minot, KQCD-TV, serving Dickinson, and KUMV-TV, serving Williston. It is anticipated that financing for the transaction will be from additional equity contributions by Sunrise and borrowings under the New Credit Agreement (as defined in Note 4 herein). The transaction is expected to close on October 1, 1998, and is subject to Federal Communications Commission review. The Meyer Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

On July 24, 1998, the Company entered into a definitive agreement ("Elcom Purchase Agreement") to acquire the television assets of Elcom of Ohio, Inc. ("Elcom") for approximately $72,600,000. Elcom owns WUPW-TV, the Fox affiliate serving the Toledo, Ohio, television market. It is anticipated that financing for this transaction will be provided through additional equity contributions by Sunrise and from the remaining amounts available under the New Credit Agreement. The transaction is expected to close on January 1, 1999, and is subject to Department of Justice and Federal Communications Commission review. The Elcom Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

4.  SUBSEQUENT EVENT:

On July 2, 1998, the Company entered into an Amended and Restated Credit Agreement ("New Credit Agreement") with various lenders which provides a $100,000,000 term loan facility and $65,000,000 revolving credit facility. On July 3, 1998, the Company borrowed $70,000,000 on the term loan facility and $2,500,000 on the revolving credit facility to fund amounts payable to the Hearst under the asset swap, retire amounts outstanding under the Bank Credit Agreement, pay transaction fees and working capital needs. It is anticipated that the remaining $30,000,000 of the term loan facility will be used on the Meyer transaction and approximately $54,000,000 of the revolving credit facility will be used to complete the Meyer and Elcom acquisitions.

The New Credit Agreement provides for first priority security interests in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the New Credit Agreement are guaranteed by Sunrise and the Company's current direct, indirect, and future subsidiaries. The New Credit Agreement contains certain financial and operating maintenance covenants including a maximum consolidation leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.35:1). The Company is limited in the amount of annual payments that may be made for corporate overhead.

In July 1998, the Company will record an extraordinary loss of approximately $4,402,000 on the retirement of the Bank Credit Agreement in accordance with generally accepted accounting principles. The loss will consist of approximately $2,425,000 of previously unamortized costs incurred on the original issuance of the Bank Credit Agreement and $1,977,000 of financing fees paid to the lenders related to the New Credit Agreement.

On July 3, 1998, Sunrise invested an additional $10,400,000 in the Company in the form of additional contributed capital.

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

Most advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay additional commissions to the national sales representatives who operate under agreements that provide for exclusive representation within the particular market of the Station. For the six months ended June 30, 1998, local advertising comprised 58.3% of the Company's gross spot revenues (excluding political advertising) and national advertising comprised 41.7% of the Company's gross spot revenues (excluding political advertising). The gross spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the fourth quarter.

"Broadcast Cash Flow" is defined as operating income (loss) plus depreciation of property and equipment, amortization of intangible assets, corporate overhead and amortization of program rights, less payments for program rights. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for television broadcast companies and are used by creditors and investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, competition from other local free over-the-air television stations, acquisition of additional broadcast properties and future debt service obligations. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events.

HISTORICAL PERFORMANCE

Broadcast Cash Flow.

The following table sets forth certain operating data for the Company for the three months and six months ended June 30, 1998 and 1997. The six months ended June 30, 1997 combines the four months ended June 30, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity. The predecessor entity operations are presented on a pre-acquisition cost basis and are not comparable with the Company's six and three months of operations ended June 30, 1998 and three and four months of operations ended June 30, 1997.

                                                             Three Months Ended     Six Months Ended
                                                                 June 30,               June 30,
                                                              1998      1997        1998        1997
                                                            -------    -------    --------    --------
                                                                       (Dollars in thousands)
         Operating Income (Loss)                            $ 1,056    $   730    $   (288)   $    349
         Add:
                  Amortization of program rights              1,397        908       2,489       1,833
                  Depreciation of property and equipment      1,902        937       3,255       1,999
                  Amortization of intangibles                 4,185      2,435       7,585       4,312
                  Corporate overhead                            500        356         961         604
         Less:
                  Payments for program rights                (1,424)      (923)     (2,527)     (1,852)
                                                            -------    -------    --------    --------
                  Broadcast cash flow                       $ 7,616    $ 4,443    $ 11,475    $  7,245
                                                            =======    =======    ========    ========

Television Revenues

Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues. The six months ended June 30, 1997 combines the four months ended June 30, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity.


                                               Three Months Ended                      Six Months Ended
                                                   June 30,                                 June 30,
                                           1998               1997                1998                  1997
                                   -------------------  ----------------    ------------------   -------------------
                                       $          %         $        %         $          %         $           %
                                   --------    -------  --------  ------    --------    ------   --------    -------
                                                                 (Dollars in Thousands)
Revenues:
     Local                         $  9,828     49.3%  $  5,968    49.5%    $ 16,396     49.4%   $ 10,651     48.7%
     National                         6,887     34.6%     4,798    39.9%      11,739     35.4%      8,650     39.5%
     Political                          917      4.6%         0     0.0%       1,153      3.5%          0      0.0%
     Network Compensation             1,176      5.9%       704     5.9%       2,123      6.4%      1,438      6.6%
     Trade and barter                   599      3.0%       383     3.2%       1,017      3.0%        703      3.2%
     Income from Joint
       Operating Agreement              327      1.6%         0     0.0%         327      1.0%          0      0.0%
     Other                              201      1.0%       184     1.5%         444      1.3%        441      2.0%
                                   --------   ------   --------   -----     --------    -----    --------    -----
         Total                       19,935    100.0%    12,037   100.0%      33,199    100.0%     21,883    100.0%

Agency and national
   representative commissions        (2,943)   (14.8%)   (1,795)  (14.9%)     (4,872)   (14.7%)    (3,216)   (14.7%)
                                   --------   ------   --------   -----     --------    -----    --------    -----
Net revenue                        $ 16,992     85.2%  $ 10,242    85.1%    $ 28,327     85.3%   $ 18,667     85.3%
                                   ========   ======   ========   =====     ========    =====    ========    =====


Results of Operations.

Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenue. The six months ended June 30, 1997 combines the four months ended June 30, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity. The predecessor entity operations are presented on a pre-acquisition cost basis and are not comparable with the Company's three and six months of operations ended June 30, 1998 and three and four months of operations ended June 30, 1997.


                                                       Three Months Ended                             Six Months Ended
                                                          June 30,                                       June 30,
                                                 1998                    1997                   1998                   1997
                                         -------------------    ---------------------   --------------------    --------------------
                                                      % of                    % of                   % of                    % of
                                            $       Revenues       $        Revenues       $        Revenues       $        Revenues
                                         --------   --------    --------    --------    --------    --------    --------    --------
                                                                           (Dollars in Thousands)
Net Revenues:                            $ 16,992     100.0%    $ 10,242     100.0%     $ 28,327     100.0%     $ 18,667     100.0%

Operating Expenses:
     Station operating                      4,928      29.0%       3,124      30.5%        9,025      31.9%        6,214      33.3%
     Selling, General & Administrative      3,887      22.9%       2,332      22.8%        6,867      24.2%        4,568      24.5%
     Trade and barter expense                 533       3.1%         328       3.2%          922       3.3%          621       3.3%
     Depreciation                           1,902      11.2%         937       9.1%        3,255      11.5%        1,999      10.7%
     Amortization                           4,186      24.6%       2,435      23.8%        7,585      26.8%        4,312      23.1%
     Corporate overhead                       500       2.9%         356       3.5%          961       3.4%          604       3.2%
                                         --------     -----       ------     -----      --------     -----      --------     -----
         Operating income (loss)            1,056       6.3%         730       7.1%         (288)     (1.1)%         349       1.9%
                                         ========     =====       ======     =====      ========     =====      ========     =====
         Broadcast cash flow                7,616      44.8%       4,443      43.4%       11,475      40.5%        7,245      38.9%
                                         ========     =====       ======     =====      ========     =====      ========     =====


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Gross Revenues

Gross revenues increased by $7.9 million or 65.8% to $19.9 million for the three months ended June 30, 1998 from $12.0 million for the comparable period in 1997. Local and national revenues were up 64.7% and 43.5%, respectively, over the comparable period in 1997. An increase of $4.2 million is attributable to the acquisitions of WJAC, KRBC, and KACB ("Acquisitions") and an increase of $3.1 million is attributable to the swap transactions. The three months ended June 30, 1998 had approximately $0.9 million of political revenues compared to none for the comparable period in 1997.

Net Revenues

Net revenues increased by $6.8 million or 66.7% to $17.0 million for the three months ended June 30, 1998 from $10.2 million for the comparable period in 1997. An increase of $3.6 million is attributable to the Acquisitions and an increase of $2.7 million is attributable to the swap transactions. The three months ended June 30, 1998, had approximately $0.7 million of political revenues compared to none for the comparable period in 1997.

Station Operating Expenses

Station operating expenses increased by $1.8 million to $4.9 million for the three months ended June 30, 1998 from $3.1 million for the comparable period in 1997. An increase of $1.0 million is attributable to the Acquisitions and an increase of $0.7 million is attributable to the swap transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million to $3.9 million for the three months ended June 30, 1998 from $2.3 million for the comparable period in 1997. An increase of $1.1 million is attributable to the Acquisitions and an increase of $0.4 million is attributable to the swap transactions.

Trade and barter expense

Trade and barter expenses increased by $0.2 million to $0.5 million for the six months ended June 30, 1998 from $0.3 million for the comparable period in 1997. An increase of $0.1 million is attributable to the Acquisitions and an increase of $0.1 million is attributable to the swap transactions.

Depreciation

Depreciation increased by $1.0 million to $1.9 million for the three months ended June 30, 1998 from $0.9 million for the comparable period in 1997. An increase of $0.6 million is attributable to the Acquisitions and an increase of $0.3 million is attributable to the swap transactions.

Amortization

Amortization increased by $1.8 million to $4.2 million for the three months ended June 30, 1998 from $2.4 million for the comparable period in 1997. An increase of $1.0 million is attributable to the Acquisitions and an increase of $0.8 million is attributable to the swap transactions.

Corporate Overhead

Corporate Overhead increased by $0.1 million to $0.5 million for the three months ended June 30, 1998 from $0.4 million for the comparable period in 1997. Cost increases related to higher salary costs and additional staff.

Operating Income

Operating income increased by $0.4 million to $1.1 million for the three months ended June 30, 1998 from $0.7 million for the comparable period in 1997 due to the reasons outlined above.

Interest Expense

Interest increased by $1.5 million to $4.3 million for the three months ended June 30, 1998 from $2.8 million for the comparable period in 1997. An increase of $0.5 million is due to higher outstanding balances of the Bank Credit Agreement resulting from the purchase of WJAC on October 1, 1997 and the purchase of KRBC and KACB on April 1, 1998. An increase of $0.9 million is due to interest related to and resulting from the purchase of the non-license assets of WPTZ, WNNE and WFFF on April 24, 1998.

Gain on Asset Swap

Gain on asset swap was $17.6 million for the three months ended June 30, 1998 with no gain in comparable period of 1997. $15.1 million of the gain is attributable to the assets of KSBW while $2.5 million is attributable to the assets of WPTZ and WNNE.

Income Tax

Income tax increased by $0.6 million to $0.6 million for the three months ended June 30, 1998 from zero for the comparable period in 1997. An increase of $5.6 million is attributable to the deferred gain on the swap of KSBW assets. An income tax benefit of $4.7 million is attributable to a $2.7 million decrease in valuation allowance as of December 31, 1997, and a $2.0 million realization of loss carryforward for the six months ended June 30, 1998. An income tax benefit of $0.3 million is attributable to the acquisition of WJAC and the related amortization of the step up in basis of WJAC assets for purchase accounting.

Redeemable Preferred Stock Dividends and Accretion

Redeemable preferred stock dividends and accretion increased by $0.2 million to $1.3 million for the three months ended June 30, 1998 from $1.1 for the comparable period in 1997 due to higher value outstanding over the comparable period of 1997.

Net Income (Loss) Applicable to Common Shareholder

Net income applicable to common shareholder increased by $15.6 million to $12.5 million for the three months ended June 30, 1998 from a loss of $3.1 million for the comparable period in 1997 due to the reasons outlined above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Gross Revenues

Gross revenues increased by $11.3 million or 51.6% to $33.2 million for the six months ended June 30, 1998 from $21.9 million for the comparable period in 1997. Local and national revenues were up 53.9% and 35.7%, respectively, over the comparable period in 1997. An increase of $6.8 million is attributable to the Acquisitions and an increase of $3.3 million is attributable to the swap transactions. The six months ended June 30, 1998 had approximately $1.2 million of political revenues compared to none for the comparable period in 1997. The majority of the remaining increase was due to the Olympic Games broadcast on WROC, a CBS affiliate.

Net Revenues

Net revenues increased by $9.6 million or 51.3% to $28.3 million for the six months ended June 30, 1998 from $18.7 million for the comparable period in 1997. An increase of $5.8 million is attributable to the Acquisitions and an increase of $2.8 million is attributable to the swap transactions. The six months ended June 30, 1998, has approximately $1.0 million of political revenues compared to none for the comparable period in 1997.

Station Operating Expenses

Station operating expenses increased by $2.8 million to $9.0 million for the six months ended June 30, 1998 from $6.2 million for the comparable period in 1997. An increase of $1.8 million is attributable to the Acquisitions and an increase of $0.8 million is attributable to the swap transactions. Most of the remaining increase was due to additional news expenditures at WROC, WTOV, and WEYI.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.3 million to $6.9 million for the six months ended June 30, 1998 from $4.6 million for the comparable period in 1997. An increase of $1.7 million is attributable to the Acquisitions and an increase of $0.4 million is attributable to the swap transactions. Most of the remaining increase was due to additional sales expenses on increased sales.

Trade and barter expense

Trade and barter expenses increased by $0.3 million to $0.9 million for the six months ended June 30, 1998 from $0.6 million for the comparable period in 1997. An increase of $0.2 million is attributable to the Acquisitions and an increase of $0.1 million is attributable to the swap transactions.

Depreciation

Depreciation increased by $1.3 million to $3.3 million for the six months ended June 30, 1998 from $2.0 million for the comparable period in 1997. An increase of $0.9 million is attributable to the Acquisitions and an increase of $0.3 million is attributable to the swap transactions.

Amortization

Amortization increased by $3.3 million to $7.6 million for the six months ended June 30, 1998 from $4.3 million for the comparable period in 1997. An increase of $1.9 million is attributable to the Acquisitions and an increase of $0.9 million is attributable to the swap transactions. The additional increase is due to the revaluation of assets at the time of the purchase of the four Smith Stations by the company on March 1, 1997.

Corporate Overhead

Corporate Overhead increased by $0.4 million to $1.0 million for the six months ended June 30, 1998 from $0.6 million for the comparable period in 1997. Cost increases related to higher salary costs and additional staff.

Operating Income

Operating income decreased by $0.6 million to a loss of $0.3 million for the six months ended June 30, 1998 from $0.3 million for the comparable period in 1997 due to the reasons outlined above.

Interest Expense

Interest increased by $2.8 million to $7.3 million for the six months ended June 30, 1998 from $4.5 million for the comparable period in 1997. An increase of $1.0 million is due to higher outstanding balances of the Senior Subordinated Notes resulting from the purchase of the Smith Stations by the company on March 1, 1997. An increase of $0.9 million is due to higher outstanding balances of the Bank Credit Agreement resulting from the purchase of WJAC on October 1, 1997, and the purchase of KRBC and KACB on April 1, 1998. An increase of $0.9 million is due to interest related to and resulting from the purchase of the non-license assets of WPTZ, WNNE and WFFF on April 24, 1998.

Gain on Asset Swap

Gain on asset swap was $17.6 million to $17.6 million for the six months ended June 30, 1998 with no gain in the comparable period in 1997. An increase of $15.1 of the gain million is attributable to the assets of KSBW while $2.5 million is attributable to the WPTZ and WNNE assets.

Income Tax

Income tax increased by $0.4 million to $0.4 million for the six months ended June 30, 1998 from zero for the comparable period in 1997. An increase of $5.6 million is attributable to the deferred gain on the Hearst KSBW assets. An income tax benefit of $4.7 million is attributable to a $2.7 million decrease in valuation allowance as of December 31, 1997, and a $2.0 million realization of loss carryforward for the six months ended June 30, 1998. An income tax benefit of $0.6 million is attributable to the acquisition of WJAC and the related amortization of the step up in basis of WJAC assets for purchase accounting.

Redeemable Preferred Stock Dividends and Accretion

Redeemable preferred stock dividends and accretion increased by $1.1 million to $2.5 million for the six months ended June 30, 1998 from $1.4 for the comparable period in 1997. The increase is attributable to six months of expense in 1998 versus four months of expense in 1997 and higher outstanding balances.

Net Income (Loss) Applicable to Common Shareholder

Net income applicable to common shareholder increased by $11.3 million to $7.2 million for the six months ended June 30, 1998 from a loss of $4.1 million for the comparable period in 1997 due to the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

On March 25, 1997, the Company completed a private placement of $100.0 million principal amount of its 11% Senior Subordinated Notes (the "Old Notes") due March 15, 2007. Interest is payable on March 15 and September 15 of each year. On September 26, 1997, the Company completed an exchange offer in which all of the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the "New Notes") of the Company having substantially identical terms as the Old Notes. The Indenture imposes certain limitations on the ability of the Company and certain of its subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. At June 30, 1998, the Bank Credit Agreement provided for borrowings of up to $35.0 million under its secured revolving credit facility. Undrawn amounts under such facility are available for acquisitions, working capital and general corporate purposes.

On July 2, 1998, the Company entered into an Amended and Restated Credit Agreement ("New Credit Agreement") with various lenders which provides a $100.0 million term loan facility and $65.0 million revolving credit facility. On July 3, 1998, the Company borrowed $70.0 million on the term loan facility and $2.5 million on the revolving credit facility to fund amounts payable to Hearst under the asset swap, retire amounts outstanding under the former bank credit agreement, pay transaction fees and working capital needs. It is anticipated that the remaining $30.0 million of the term loan facility will be used on the Meyer transaction and approximately $54.0 million of the revolving credit facility will be used to finance the Meyer and Elcom acquisitions.

The New Credit Agreement provides for first priority security interests in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the New Credit Agreement are guaranteed by Sunrise and the Company's current direct, indirect, and future subsidiaries. The New Credit Agreement contains certain financial and operating maintenance covenants including a maximum consolidation leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.35:1). The Company is limited in the amount of annual payments that may be made for corporate overhead.

Interest payments under the New Credit Agreement and the New Notes represent significant liquidity requirements for the Company. Loans under the New Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. In addition, the Company's 14% Redeemable Preferred Stock (the "Redeemable Preferred Stock") is cumulative, with dividends payable quarterly, and prior to 2002 may, at the option of the Company, be paid in additional shares of Redeemable Preferred Stock. In the event dividends on the Redeemable Preferred Stock are paid in cash, dividends would amount to $4.2 million annually. The New Credit Agreement and the Indenture will limit the Company's ability to pay cash dividends prior to 2002 and the Company's ability to exchange the Redeemable Preferred Stock for debt of the Company.

Based on the current level of operations, anticipated future internally generated growth, additional borrowings under the expanded Amended and Restated Bank Credit Agreement and additional equity contributions from Sunrise, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments and its pending acquisitions. The Company's future operating performance and ability to service or refinance the New Notes and to extend or refinance the New Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, complete its transaction with Meyer Broadcasting Company and Elcom of Ohio, Inc. and to consummate future acquisitions will require additional debt and significant equity capital and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

CAPITAL EXPENDITURES

Capital expenditures were $3.1 million for the year ended December 31, 1997 and $1.5 million and $1.2 million for the six month period ended June 30, 1998 and 1997, respectively. Capital expenditures are anticipated to be $5.2 million for 1998. The Company continues to improve the news gathering and production capabilities of WROC, WEYI, WJAC and WDTN and has allocated approximately $1.9 million to rebuild KRBC and KACB.

DEPRECIATION, AMORTIZATION AND INTEREST

Because the Company has incurred substantial indebtedness in the acquisitions of stations for which it will have significant debt service requirements, and because the Company will have significant non-cash charges relating to the depreciation and amortization expense of the property and equipment and intangibles that were acquired in station acquisitions, the Company expects that it will report net losses for the foreseeable future.

PRO FORMA BASIS

Broadcast Cash Flow.

The following information is not required disclosure for the interim financial statement but the Company has included such information since they believe investors and creditors will find it useful. The pro forma information presented is not necessarily indicative of the actual results that would have been achieved had each of the present eight stations been acquired at January 1, 1997, nor is it indicative of the future results of operations.

The following table sets forth certain operating data for the Company's eight Stations for the three months and six months ended June 30, 1998 and June 30, 1997 as if the Company had owned all eight Stations since January 1, 1997.


                                                   Three Months Ended        Six Months Ended
                                                        June 30,                June 30,
                                                    1998        1997        1998        1997
                                                 ----------   ---------   ---------   ---------
                                                              (Dollars in thousands)

Operating Loss                                    $  1,531    $    249    $    207    $ (2,251)
Add:
         Amortization of program rights              1,962       1,976       3,933       3,943
         Depreciation of property and equipment      1,936       1,843       3,830       3,686
         Amortization of intangibles                 4,210       4,112       8,421       8,224
         Corporate overhead                            500         500       1,000       1,000
Less:
         Payments for program rights                (1,993)     (2,043)     (3,981)     (4,084)
                                                  --------    --------    --------    --------
         Broadcast cash flow                      $  8,146    $  6,637    $ 13,410    $ 10,518
                                                  ========    ========    ========    ========


Television Revenues.

Set forth below are the principal types of television revenues that the Company's eight Stations generated for the periods indicated as if they were all owned since January 1, 1997 and the percentage contribution of each to total revenues.


                                              Three Months Ended                         Six Months Ended
                                                 June 30,                                    June 30,
                                        1998                 1997                  1998                    1997
                                 ------------------    ------------------    ------------------    ------------------
                                     $         %          $          %          $          %          $          %
                                 --------    ------    --------    ------    --------    ------    --------    ------
                                                       (Dollars in Thousands)
Revenues:
     Local                       $ 10,600     51.8%    $  9,997     52.3%    $ 19,652     52.2%    $ 18,004     51.7%
     National                       6,400     31.3%       6,075     31.8%      11,644     30.9%      11,070     31.8%
     Political                        371      1.8%          35       .2%         380      1.0%          36       .1%
     Network Compensation           1,300      6.4%       1,370      7.2%       2,625      7.0%       2,749      7.9%
     Trade and barter                 578      2.8%         458      2.4%       1,014      2.7%         877      2.5%
     Joint Operating Agreement      1,095      5.3%       1,017      5.3%       1,998      5.3%       1,634      4.7%
     Other                            127       .6%         154       .8%         335       .9%         438      1.3%
                                 --------    -----     --------    -----     --------    -----     --------    -----
         Total                     20,471    100.0       19,106    100.0%      37,648    100.0%      34,808    100.0%
Agency and national
   representative commissions      (2,838)   (13.9%)     (2,652)   (13.9%)     (5,144)   (13.7%)     (4,774)   (13.7%)
                                 --------    -----     --------    -----     --------    -----     --------    -----
Net revenue                      $ 17,633     86.1%    $ 16,454     86.1%    $ 32,504     86.3%    $ 30,034     86.3%
                                 ========    =====     ========    =====     ========    =====     ========    =====


Proforma Results of Operations.

Set forth below is a summary of the operations of the Company's eight Stations for the periods indicated and their percentages of net revenue as if the Company had owned the eight Stations from January 1, 1997.



                                             Three Months Ended                          Six Months Ended
                                                  June 30,                                    June 30,
                                        1998                 1997                  1998                    1997
                                 ------------------    ------------------    ------------------    ------------------
                                     $         %          $          %          $          %          $          %
                                 --------    ------    --------    ------    --------    ------    --------    ------
                                                                (Dollars in Thousands)
Net Revenues:                    $ 17,633     100.0%   $ 16,454    100.0%    $ 32,504    100.0%    $ 30,034    100.0%
Operating Expenses:
     Station operating              5,285      30.0%      5,506     33.5%      10,724     33.0%      10,907     36.3%
     Selling, general &
         administrative             3,677      20.9%      3,827     23.3%       7,421     22.8%       7,688     25.6%
     Trade and barter expense         494       2.8%        417      2.5%         901      2.8%         780      2.6%
     Depreciation                   1,936      11.0%      1,843     11.2%       3,830     11.8%       3,686     12.3%
     Amortization                   4,210      23.9%      4,112     25.0%       8,421     25.9%       8,224     27.4%
     Corporate overhead               500       2.8%        500      3.0%       1,000      3.1%       1,000      3.3%
                                 --------     -----    --------    -----     --------    -----     --------    -----
         Operating income        $  1,531       8.6%   $    249      1.5%         207       .6%    $ (2,251)    (7.5%)
                                 ========     =====    ========    =====     ========    =====     ========    =====
         Broadcast cash flow     $  8,146      46.2%   $  6,637     40.3%    $ 13,410     41.3%    $ 10,518     35.0%
                                 ========     =====    ========    =====     ========    =====     ========    =====


Sales are increasing at all the stations for the three and six month periods with the most significant period to period sales increases at WJAC and WDTN. Significant period to period expense decreases have been recorded at WJAC and WDTN.

Recent Developments

In a series of transactions, the Company has acquired certain assets from Hearst-Argyle Stations, Inc., ("Hearst") through transactions structured as a
Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and local marketing agreement ("LMA") for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW-TV, WPTZ and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22 million in cash. On April 24, 1998, the Company completed a purchase of non-license assets of WPTZ, WNNE and WFFF for $70.0 million dollars. The Company recorded the operations of WPTZ and WNNE for the period April 24 to May 31, 1998. Funds to complete this acquisition were provided by Hearst. The assets acquired are pledged to Hearst under the related loan agreement.

During the second quarter of 1998, the Company received by contract the benefits of the operation of stations WDTN-TV and WNAC-TV and its joint operating agreement with WPRI for the month of June 1998. Since the Company received the economic benefits of the transaction subsequent to June 1, 1998, the Company recorded a book gain of approximately $17.6 million dollars before a deferred tax liability of $5.6 million on the asset swap. Approximately $15.1 million of the book gain has been deferred for tax purposes in accordance with Section 1031 of the tax code. In addition, the Company recorded a deferred tax asset of $4,700,000 resulting from a reduction in valuation allowance at December 31, 1997, and the realization of loss carryforwards for the six months ended June 30, 1998.

On April 24, 1998, the Company sold to Robert N. Smith, the Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations related to WFFF. Within ninety days of the closing of the exchange of WPTZ and WNNE by the Company to Hearst, Smith has agreed to pay the Company $0.5 million, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operations of WFFF under a Time Brokerage Agreement on April 24, 1998. The $0.5 million purchase price is secured by a note and liens on all of the assets sold. On July 23, 1998, the Company received full payment on the note.

On April 27, 1998, the Company entered into a definitive agreement ("Meyer Purchase Agreement") to acquire the television assets of Meyer Broadcasting Company of Bismarck, North Dakota ("Meyer") for $63.75 million. Meyer's television stations, which are all affiliated with NBC, include KVLY-TV, serving Fargo, KFYR-TV serving Bismarck, KMOT-TV, serving Minot, KQCD-TV, serving Dickinson, and KUMV-TV, serving Williston. It is anticipated that financing for the transaction will be from additional equity contributions by Sunrise and borrowings under the New Credit Agreement. The transaction is expected to close on October 1, 1998, and is subject to Federal Communications Commission review. The Meyer Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

On July 24, 1998, the Company entered into a definitive agreement ("Elcom Purchase Agreement") to acquire the television assets of Elcom of Ohio, Inc. ("Elcom") for approximately $72.6 million. Elcom owns WUPW-TV, the Fox affiliate serving the Toledo, Ohio, television market. It is anticipated that financing for this transaction will be provided through additional equity contributions by Sunrise and from the remaining amounts under the New Credit Agreement. The transaction is expected to close on January 1, 1999, and is subject to Department of Justice and Federal Communications Commission review. The Elcom Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

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

Employees

As of June 30, 1998, the Stations had approximately 450 full-time and 51 part-time employees. WEYI has a contract with United Auto Workers that expired on August 7, 1998 with respect to 49 employees. Company and the Union have agreed to negotiate a new agreement in the near future. WROC has a contract with American Federation of Television and Radio Artists ("AFTRA") that expires on March 2, 1999 with respect to 19 employees, and has entered into a contract with the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET") that expires on May 31, 2000 with respect to 33 employees. WTOV has a contract with AFTRA that expires January 28, 1999 and a contract with International Brotherhood of Electrical Workers that expires on November 30, 2000 with respect to 22 and 18 employees respectively. WJAC has a contract with International Alliance of Theatrical Stage Employees that expires on September 30, 2002 with respect to 45 employees. WDTN-TV has a contract with the International Brotherhood of Electrical Workers that expires on July 2, 2003 with respect to 47 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition or results of operations.

                                    PART II

Item 6            Exhibits and Reports on Form 10-Q

(a)      Exhibits

         2.1 Asset Purchase Agreement, dated as of February 3, 1998, by and among Tuscaloosa Broadcasting, Inc. as Seller and STC Broadcasting of Vermont, Inc., as Buyer (1)

         2.2 Asset Exchange Agreement, dated as of February 18, 1998, by and among STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company, STC Broadcasting of Vermont Subsidiary, Inc and Hearst-Argyle Stations, Inc. (1)

         2.3 Contract of Sale by and between Meyer Broadcasting Company and STC Broadcasting, Inc. dated April 27, 1998 (2)

         2.4 Asset Purchase Agreement by and between Elcom of Ohio, Inc., and STC Broadcasting, Inc. dated as of July 24, 1998 (3)

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

       10.5 $500,000 Promissory Note dated April 24, 1998 made by Smith Broadcasting of Vermont, LLC in favor of STC Broadcasting of Vermont Subsidiary, Inc. (2)

       10.6 Letter Agreement between STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. regarding certain amendments to the STC Broadcasting, Inc and Sinclair Broadcast Group, Inc. Asset Purchase Agreement and the STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. Asset Exchange Agreement (2)

       10.7 First Amendment to Transitional Service Agreement between STC Broadcasting of Vermont Subsidiary, Inc., Tuscaloosa Broadcasting Inc., William Evans, Rollins, Telecasting and WNNE-TV, Inc. dated April 24, 1998 (2)

       10.8 First Amendment to Asset Purchase Agreement by and between STC Broadcasting of Vermont, Inc. and certain subsidiaries of Sinclair Broadcast Group, Inc. dated April 20, 1998 (2)

       10.9 Second Amendment to Asset Purchase Agreement by and between STC Broadcasting of Vermont, Inc. and certain subsidiaries of Sinclair Broadcast Group, Inc. dated April 24, 1998 (2)

       10.10 Waiver and Second Amendment dated April 22, 1998 to the Credit Agreement dated February 28, 1997 by and among STC Broadcasting, Inc and The Chase Manhattan Bank and NationsBank of Texas, N.A. (2)

       10.11 Credit Agreement between STC Broadcasting of Vermont Subsidiary, Inc. as borrower and Hearst-Argyle Stations, Inc. as lenders dated April 24, 1998 (2)

       10.12 Agreement dated July 3, 1998 between the Company and the International Brotherhood of Electrical Workers, AFL-CIO Local No. 1266 representing certain employees of WDTN-TV, Dayton, Ohio. (3)

       10.13 Amended and Restated Credit Agreement dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., as borrowers and the Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A. as lenders and agents (3)

       10.14 First Amendment and Assignment and Acceptance dated to the Amended and Restated Credit Agreement dated July 2, 1998 (item 10.13) dated as of July 27, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., various lenders as listed on the signature pages, Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A. (3)

       10.15 Primary Television Affiliation Agreement dated June 5, 1998 between STC Broadcasting, Inc., WDTN-TV and the
                American Broadcasting Companies, Inc.  (3)

       10.16 Memorandum, Opinion and Order of the Federal Communications Commission dated July 1, 1998, related to the Hearst
                Argyle Stations, Inc. asset swap. (3)

       10.17    Letter agreement dated March 2, 1998 between STC
                Broadcasting, Inc., WJAC-TV, and NBC Television Network amending the Affiliation Agreement dated December 16, 1994.
                (3)

       10.18    Letter agreement dated March 2, 1998 between STC
                Broadcasting, Inc., KRBC/KACB and NBC Television Network amending the Affiliation Agreement dated December 20, 1995.
                (3)

       10.19    Letter agreement dated March 2, 1998 between STC
                Broadcasting, Inc., WEYI and NBC Television amending the Affiliation Agreement dated July 10, 1995. (3)

       10.20 First Amendment to Asset Exchange Agreement dated April 24, 1998 amending the Asset Exchange Agreement dated as of February 18, 1998 (item 2.2) (3)

     10.21 Letter Agreement dated April 24, 1998 between STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. consenting to amendments to Asset Purchase Agreement and Asset Exchange Agreements. (3)

     10.22 Joint Exchange Agreement dated July 3, 1998 by and among STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company, STC Broadcasting of Vermont Subsidiary, Inc., Smith Acquisition Company, Smith Acquisition License Company, Hearst-Argyle Stations, Inc., and Chicago Deferred Exchange Corporation. (3)

     10.23 Closing Letter Agreement Dated July 2, 1998, between Hearst-Argyle Stations, Inc., and STC Broadcasting, Inc., regarding certain matters in connection with the Closing under the Asset Exchange Agreement. (3)

     21.1       Subsidiaries of STC Broadcasting, Inc. (2)

     27.1       Financial Data Schedule (3)



(1)        Incorporated by reference to the Form 10-K of STC Broadcasting, Inc.
           for the period March 1, 1997 to December 31, 1997.

(2)        Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc.
           for the period January 1, 1998 to March 31, 1998.

(3)        Filed Herewith

(b)        Reports on Form 8-K

           On July 17, 1998, the Company filed an 8-K relating to the consummation of the Hearst asset swap. The required proforma and audited financial statements would be filed within 60 days.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STC Broadcasting, Inc.
                                               Registrant


Date:  August 11, 1998                    By:  /s/  David A. Fitz
                                             ------------------------
                                             David A. Fitz
                                             Senior Vice-President/
                                             Chief Financial Officer