Form 10-Q
period 1998-09-30
STC BROADCASTING INC
filed 1998-11-12
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

Yes  [x]      No  [ ]

As of November 11, 1998, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I        FINANCIAL INFORMATION

       ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   Unaudited Consolidated Balance Sheets as of
                     September 30, 1998 and December 31, 1997                 2 - 3

                   Unaudited Consolidated Statements of Operations
                     for the Three Months ended September 30, 1998
                     and 1997                                                 4

                   Unaudited Consolidated Statements of Operations for the
                     Nine Months Ended September 30, 1998, the Seven
                     Months Ended September 30, 1997, and the Two
                     Months Ended February 28, 1997 (Predecessor)             5

                   Unaudited Consolidated Statement of Stockholder's
                     Equity for the Nine months Ended September 30, 1998      6

                   Unaudited Consolidated Statements of Cash Flows for
                     the Nine Months Ended September 30, 1998, the
                     Seven Months Ended September 30, 1997, and the Two
                     Months Ended February 28, 1997 (Predecessor)             7

                   Notes to Unaudited Consolidated Financial Statements       8 - 10

       ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                        11 - 23

PART II       OTHER INFORMATION

       ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K                           23 - 25

                   SIGNATURE                                                  26


Item 1.   Financial Statements

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets


                                                   September 30, 1998   December 31, 1997*
                                                   ------------------   ------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $  4,288,576       $  1,632,190
   Receivables, net of allowance for doubtful
      accounts                                           10,862,366         10,924,654
   Current portion of program rights                      7,377,069          4,175,969
   Other current assets                                   1,519,928            929,240
                                                       ------------       ------------
      Total current assets                               24,047,939         17,662,053
                                                       ------------       ------------
PROPERTY AND EQUIPMENT, net                              49,467,236         36,002,597
                                                       ------------       ------------
INTANGIBLE ASSETS, net
   FCC licenses                                          79,808,101         58,403,429
   Network affiliation agreements                       139,159,444        110,571,178
   Other                                                  3,441,516          2,314,677
                                                       ------------       ------------
      Net intangible assets                             222,409,061        171,289,284
                                                       ------------       ------------
OTHER LONG-TERM ASSETS
   Deferred acquisition and financing costs, net          9,549,967          9,590,604
   Program rights, net of current portion                11,031,141          8,597,548
   Other                                                    102,127            102,127
                                                       ------------       ------------
      Total other long-term assets                       20,683,235         18,290,279
                                                       ------------       ------------
      Total assets                                     $316,607,471       $243,244,213
                                                       ============       ============


*  Derived from the audited financial statements as of December 31, 1997.


     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Balance Sheets (continued)


                                                        September 30,1998  December 31, 1997*
                                                        -----------------  ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                      $   3,699,286     $   2,407,165
   Accrued interest                                            458,333         3,273,520
   Accrued compensation                                      1,078,845           805,897
   Accrued other                                               843,390           678,256
   Current portion of program rights payable                 7,592,401         4,258,003
                                                         -------------     -------------
      Total current liabilities                             13,672,255        11,422,841

LONG-TERM DEBT                                             172,500,000       114,500,000

DEFERRED INCOME TAXES                                       22,662,000        23,562,000

PROGRAM RIGHTS PAYABLE, net of current portion              11,299,608         8,950,776

OTHER LONG-TERM LIABILITIES                                    102,300           116,041

REDEEMABLE PREFERRED STOCK, liquidation
   preference of $30,000,000                                36,023,811        32,263,225

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                            10                10
   Additional paid in capital                               74,411,972        64,011,972

   Accumulated deficit                                     (14,064,485)      (11,582,652)
                                                         -------------     -------------
      Total stockholder's equity                            60,347,497        52,429,330
                                                         -------------     -------------
      Total liabilities and stockholder's equity         $ 316,607,471     $ 243,244,213
                                                         =============     =============


*  Derived from the audited financial statements as of December 31, 1997.


     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations


                                                                Three Months       Three Months
                                                                    Ended              Ended
                                                             September 30, 1998  September 30, 1997
                                                             ------------------  ------------------

NET REVENUES                                                   $ 15,726,259        $  9,121,730

OPERATING EXPENSES:
  Station operating                                               5,454,445           3,335,767
  Selling, general and administrative                             3,606,153           2,161,267
  Trade and barter                                                  458,024             429,382
  Depreciation of property and equipment                          2,015,231             902,872
  Amortization of intangibles and other long-term assets          4,435,702           2,447,389
  Corporate overhead                                                521,281             371,695
                                                               ------------        ------------
         Total operating expenses                                16,490,836           9,648,372
                                                               ------------        ------------
OPERATING (LOSS)                                                   (764,577)           (526,642)

OTHER INCOME (EXPENSE):
  Interest income                                                    72,535             130,113
  Interest expense                                               (4,236,654)         (2,751,530)
  Other expense, net                                                (67,112)            (14,969)
                                                               ------------        ------------
NET LOSS BEFORE INCOME TAX
   AND EXTRAORDINARY ITEM                                        (4,995,808)         (3,163,028)

INCOME TAX (BENEFIT) PROVISION                                   (1,222,000)             36,000
                                                               ------------        ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                               (3,773,808)         (3,199,028)

EXTRAORDINARY LOSS FROM EARLY
   EXTINGUISH OF DEBT                                            (4,585,920)                 --
                                                               ------------        ------------
NET LOSS                                                         (8,359,728)         (3,199,028)

REDEEMABLE PREFERRED STOCK
  DIVIDENDS AND ACCRETION                                        (1,295,711)         (1,084,091)
                                                               ------------        ------------
NET LOSS APPLICABLE TO
   COMMON SHAREHOLDER                                          $ (9,655,439)       $ (4,283,119)
                                                               ============        ============
 BASIC NET LOSS PER COMMON SHARE
   Loss applicable to common
     shareholder excluding extraordinary item                        (5,069)             (4,283)
   Extraordinary item                                                (4,586)                 --
                                                               ------------        ------------
   Net loss applicable to common shareholder                   $     (9,655)       $     (4,283)
                                                               ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                 1,000               1,000
                                                               ============        ============


     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations

                                                                Company            Company        |     Predecessor
                                                              Nine Months        Seven Months     |     Two Months
                                                                 Ended              Ended         |       Ended
                                                           September 30, 1998  September 30, 1997 |  February 28, 1997(1)
                                                           ------------------  ------------------ |  --------------------
                                                                                                  |
NET REVENUES                                                  $ 44,052,833        $ 22,560,428    |    $  5,227,881
OPERATING EXPENSES:                                                                               |
 Station operating                                              14,480,061           7,470,516    |       2,078,753
 Selling, general and administrative                            10,473,314           5,203,562    |       1,525,923
 Trade and barter                                                1,379,663             869,080    |         181,432
 Depreciation of property and equipment                          5,270,149           2,144,817    |         756,999
 Amortization of intangibles and other long-term assets         12,020,214           5,782,236    |         976,884
 Corporate overhead                                              1,481,905             829,898    |         146,000
                                                              ------------        ------------    |    ------------
        Total operating expenses                                45,105,306          22,300,109    |       5,665,991
                                                              ------------        ------------    |    ------------
OPERATING (LOSS) INCOME                                         (1,052,473)            260,319    |        (438,110)
                                                                                                  |
OTHER INCOME (EXPENSE):                                                                           |
 Interest income                                                   133,568             252,049    |          20,662
 Interest expense                                              (11,567,308)         (6,308,653)   |        (962,920)
 Gain on asset swap                                             17,488,240                  --    |              --
 Other income (expense), net                                        12,646             (15,081)   |          18,522
                                                              ------------        ------------    |    ------------
NET INCOME (LOSS) BEFORE INCOME TAX                                                               |
   AND EXTRAORDINARY ITEM                                        5,014,673          (5,811,366)   |      (1,361,846)
                                                                                                  |
INCOME TAX (BENEFIT) PROVISION                                    (850,000)             60,000    |              --
                                                              ------------        ------------    |    ------------
Net INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      5,864,673          (5,871,366)   |      (1,361,846)
                                                                                                  |
EXTRAORDINARY LOSS FROM EARLY                                                                     |
   EXTINGUISH OF DEBT                                           (4,585,920)                 --    |              --
                                                              ------------        ------------    |    ------------
NET INCOME (LOSS)                                                1,278,753          (5,871,366)   |    $ (1,361,846)
                                                                                                  |    ============
REDEEMABLE PREFERRED STOCK                                                                        |
   DIVIDENDS AND ACCRETION                                      (3,760,586)         (2,529,546)   |
                                                              ------------        ------------    |
NET LOSS APPLICABLE TO                                                                            |
    COMMON SHAREHOLDER                                        $ (2,481,833)       $ (8,400,912)   |
                                                              ============        ============    |
BASIC NET INCOME (LOSS) PER COMMON SHARE                                                          |
    Income (loss) applicable to common                                                            |
      shareholder excluding extraordinary item                $      2,104        $     (8,401)   |
    Extraordinary item                                              (4,586)                 --    |
                                                              ------------        ------------    |
    Net loss applicable to common shareholder                 $     (2,482)       $     (8,401)   |
                                                              ============        ============    |
WEIGHTED AVERAGE NUMBER OF COMMON                                                                 |
 SHARES OUTSTANDING                                                  1,000               1,000    |
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

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                  For the Nine Months Ended September 30, 1998

                                                                                        Total
                                    Common      Additional       Accumulated        Stockholder's
                                    Stock     Paid-in Capital      Deficit              Equity
                                  ----------------------------------------------------------------
Balance at December 31, 1997      $      10     $64,011,972       $(11,582,652)       $ 52,429,330

Net loss applicable
  to common shareholder                  --              --         (2,481,833)         (2,481,833)
Capital contribution by
  Sunrise Television Corp.               --      10,400,000                 --          10,400,000
                                  ---------     -----------       ------------        ------------
Balance at September 30, 1998     $      10     $74,411,972       $(14,064,485)       $ 60,347,497
                                  =========     ===========       ============        ============





     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows


                                                                   Company              Company             Predecessor
                                                                 Nine months          Seven Months          Two Months
                                                                    Ended                Ended                Ended
                                                              September 30, 1998   September 30, 1997   February 28, 1997(1)
                                                              ------------------   ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) after extraordinary item                      $   1,278,753        $  (5,871,366)        $ (1,361,846)
Adjustments to reconcile net income (loss) after
   taxes to net cash provided by operating activities:
   Depreciation of property and equipment                           5,270,149            2,144,817              756,999
   Amortization of intangibles and other long-term assets          12,020,214            5,782,236              976,884
   Amortization of program rights                                   3,937,171            2,126,703              620,416
   Payments on program rights                                      (3,979,544)           2,160,633)            (621,037)
   Gain on asset swap                                             (17,488,240)                  --                   --
   Loss on disposal of property and equipment                           9,788               13,692                   --
   Extraordinary loss on early extinguishment of debt               4,585,920                   --                   --
   Deferred income tax benefit                                       (900,000)                  --                   --
Change in operating assets and liabilities
   net of effects from acquired stations:
   Receivables                                                      4,344,876             (360,416)           1,210,423
   Other current assets                                               312,723           (1,056,711)            (246,862)
   Accounts payable and accrued expenses                           (2,974,205)           2,093,746              297,410
                                                                -------------        -------------         ------------
     Net cash provided by operating activities                      6,417,605            2,712,068            1,632,387
                                                                -------------        -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Smith Stations                                              --         (163,141,571)                  --
Net assets acquired in swap and acquisition transactions          (66,260,206)                  --                   --
Capital expenditures                                               (3,230,490)          (1,227,500)            (263,644)
Other                                                                  45,620                   --               31,101
                                                                -------------        -------------         ------------
     Net cash used in investing activities                        (69,445,076)        (164,369,071)            (232,543)
                                                                -------------        -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under credit agreement                     12,000,000           90,800,000                   --
Proceeds from senior subordinated notes                                    --          100,000,000                   --
Repayment of credit agreement                                     (26,500,000)         (90,800,000)                  --
Proceeds from sale of preferred stock, net                                 --           28,500,000                   --
Proceeds from sale of common stock, net                                    --           49,011,982                   --
Deferred acquisition and debt financing costs incurred               (551,699)          (8,606,125)                  --
Payment of loan costs                                              (2,164,444)                  --                   --
Capital contribution by parent                                     10,400,000                   --                   --
Proceeds from new revolving credit agreement                        2,500,000                   --                   --
Proceeds from term loan facility                                   70,000,000                   --                   --
                                                                -------------        -------------         ------------
     Net cash provided by financing activities                     65,683,857          168,905,857                   --
                                                                -------------        -------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,656,386            7,248,854            1,399,844

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                        1,632,190                    0            2,752,634
                                                                -------------        -------------         ------------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                       $   4,288,576        $   7,248,854         $  4,152,478
                                                                =============        =============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Preferred dividend and accretion                           $   3,760,586        $   2,529,546                   --
     New program contracts                                          1,233,459              911,558                   --
     Interest paid                                                 14,403,326            5,850,292                   --
     Exchange offer on Senior Subordinated Notes                           --          100,000,000                   --




    See accompanying notes to unaudited consolidated financial statements.


(1) Note on 1997 Predecessor Statement: The Predecessor statement shown above is derived from the audited combined statements of operations of the Smith Stations for the two months ended February 28, 1997.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
   Notes to Unaudited Consolidated Financial Statements at September 30, 1998


1.  PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include those of STC Broadcasting, Inc. and its subsidiaries (the "Company"). As of September 30, 1998, the Company owned and / or operated the following eight commercial television stations (the "Stations").


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

KRBC-TV     April 1, 1998              Abilene, Texas                              NBC

KACB-TV     April 1, 1998              San Angelo, Texas                           NBC

WDTN-TV     June 1, 1998               Dayton, Ohio                                ABC

WNAC-TV     June 1, 1998               Providence, Rhode Island                    FOX

All common shares of the Company are owned by Sunrise Television Corp. ("Sunrise"). The Company commenced operations on March 1, 1997. Significant intercompany transactions and accounts have been eliminated. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements are condensed interim financial statements and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997 included in the previously filed Company's Annual Report on Form 10-K. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of results for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  LONG TERM DEBT:

The Company had a secured revolving credit facility (the "Bank Credit Agreement") which provided for borrowings of up to $35,000,000 which could have been used for acquisitions, working capital and for general corporate expenses. The outstanding balance at December 31, 1997 was $14,500,000. The Company had $100,000,000 of 11% Senior Subordinated Notes due March 15, 2007 outstanding at September 30, 1998 and December 31, 1997.

On July 2, 1998, the Company entered into an Amended and Restated Credit Agreement ("New Credit Agreement") with various lenders which provides a $100,000,000 term loan facility and $65,000,000 revolving credit facility. On July 3, 1998, the Company borrowed $70,000,000 on the term loan facility and $2,500,000 on the revolving credit facility to fund the amounts owed Hearst-Argyle Stations, Inc. ("Hearst") under the asset swap, retire amounts outstanding under the Bank Credit Agreement, pay transaction fees and provide for working capital needs.

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

In July 1998, the Company recorded an extraordinary loss of $4,585,920 on the retirement of the Bank Credit Agreement in accordance with generally accepted accounting principles. The loss consisted of $2,421,476 of previously unamortized costs incurred on the Bank Credit Agreement and $2,164,444 of financing fees paid to the lenders related to the New Credit Agreement.

On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70,000,000 of its floating rate borrowings from the term loan facility of the New Credit Agreement. The interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275%. The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are anticipated to have an immaterial effect on the operations of the Company. The counter party to this agreement is one of the lenders under the Amended and Restated Credit Agreement.

3.  ACQUISITIONS:

On April 1, 1998, the Company consummated the acquisition of all of the outstanding common stock of Abilene Radio and Television Company ("ARTC") for approximately $7,250,000 plus working capital. The transaction was funded by borrowings under the Bank Credit Agreement.

In a series of transactions, the Company has acquired certain assets from Hearst through transactions structured as a Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and local marketing agreement ("LMA") for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72,000,000, with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW-TV, WPTZ and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22,000,000 in cash. On April 24, 1998, the Company completed a purchase of non-license assets of WPTZ, WNNE and WFFF for $70,000,000. The Company recorded the operations of WPTZ and WNNE for the period April 24, 1998 to May 31, 1998. Funds to complete this acquisition were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement.

Effective June 1, 1998, the Company received via contract rights the benefits of the operation of stations WDTN-TV and WNAC-TV and its joint operating agreement with WPRI. The Company recorded a book gain of approximately $17,488,000 on the asset swap. Approximately $15,000,000 of the book gain has been deferred for tax purposes in accordance with Section 1031 of the tax code. On July 3, the transaction with Hearst was closed. The Company borrowed $72,500,000 under the New Credit Agreement and Sunrise invested an additional $10,400,000 in the Company in the form of additional contributed capital.

On April 24, 1998, the Company sold to Robert N. Smith, the Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations related to WFFF for $500,000. which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operations of WFFF under a time brokerage agreement on April 24, 1998. The purchase price was secured by a note and liens on all of the assets sold and on July 23, 1998, the Company received full payment on the note.

On April 27, 1998, the Company entered into a definitive agreement ("Meyer Purchase Agreement") to acquire the television assets of Meyer Broadcasting Company of Bismarck, North Dakota ("Meyer") for $63,750,000. Meyer's television stations, which are all affiliated with NBC, include KVLY-TV, serving Fargo, KFYR-TV serving Bismarck, KMOT-TV, serving Minot, KQCD-TV, serving Dickinson, and KUMV-TV, serving Williston. On October 30, 1998, the Company closed the Meyer transaction with borrowings of $43,500,000 under the New Credit Agreement and a capital contribution of $22,900,000 by Sunrise.

On July 24, 1998, the Company entered into a definitive agreement ("Elcom Purchase Agreement") to acquire the television assets of Elcom of Ohio, Inc. ("Elcom") for approximately $72,600,000. Elcom owns WUPW-TV, the Fox affiliate serving the Toledo, Ohio, television market. It is anticipated that financing for this transaction will be provided through additional equity contributions by Sunrise and amounts available under the New Credit Agreement. The transaction is expected to close on January 1, 1999, and is subject to Federal Communications Commission review. The Elcom Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

The operating revenues of the Stations are derived primarily from advertising revenues and, to a much lesser extent, compensation paid by the networks to the Stations for broadcast network programming. The Stations' primary operating expenses are employee compensation, related benefits, news gathering costs, film and syndicated programming expenditures and promotional costs. A significant proportion of the operating expenses of the Stations are fixed in nature.

In general, television stations receive revenues from advertising sold for placement within and adjoining its local programming and national network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by audience surveys conducted in February, May and November of each year. The ratings of local television stations affiliated with a national television network can be affected by ratings of network programming. Advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the markets served by the television station and the availability of alternative advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours, generally during local news programming, prime time, access (the hour before prime time), and early fringe (3:00 p.m. to 5:00 p.m.).

Most advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay additional commissions to the national sales representatives who operate under agreements that provide for exclusive representation within the particular market of the Station. For the nine months ended September 30, 1998, local advertising comprised 59.1% of the Company's gross spot revenues (excluding political advertising) and national advertising comprised 40.9% of the Company's gross spot revenues (excluding political advertising). The gross spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the fourth quarter.

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

In the following analysis, the effect of the acquisitions of television stations WJAC, KRBC, and KACB will be referred to as the "Acquisitions." The WJAC acquisition closed on October 1, 1997 and the KRBC and KACB acquisition closed on April 1, 1998. The net change resulting from the transactions with Sinclair and Hearst (acquisition of WDTN-TV, WNAC-TV and joint operating agreement with WPRI and the disposition of KSBW-TV, WPTZ-TV and WNNE-TV) will be referred to as the "Swap Transaction".

HISTORICAL PERFORMANCE

Broadcast Cash Flow.

The following table sets forth certain operating data for the Company for the three months and nine months ended September 30, 1998 and 1997. The nine months ended September 30, 1997 combines the seven months ended September 30, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity. The predecessor entity operations are presented on a pre-acquisition cost basis and are not comparable with the Company's nine and three months of operations ended September 30, 1998 and three and seven months of operations ended September 30, 1997.

                                                            Three Months Ended        Nine months Ended
                                                                September 30,           September 30,
                                                             1998         1997        1998        1997
                                                            -------     -------     --------     --------
                                                                       (Dollars in thousands)
         Operating (Loss)                                   $  (765)    $  (527)    $ (1,052)    $   (178)
         Add:
                  Amortization of program rights              1,578         914        3,937        2,747
                  Depreciation of property and equipment      2,015         903        5,270        2,902
                  Amortization of intangibles                 4,436       2,447       12,020        6,759
                  Corporate overhead                            521         372        1,482          976
         Less:
                  Payments for program rights                (1,582)       (930)      (3,979)      (2,782)
                                                            -------     -------     --------     --------
                  Broadcast cash flow                       $ 6,203     $ 3,179     $ 17,678     $ 10,424
                                                            =======     =======     ========     ========

Television Revenues

Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues. The nine months ended September 30, 1997 combines the seven months ended September 30, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity. The predecessor entity operations are presented on a pre-acquisition cost basis and are not comparable with the Company's nine and three months of operations ended September 30, 1998 and three and seven months of operations ended September 30, 1997.

                                               Three Months Ended                           Nine Months Ended
                                                  September 30,                                September 30,
                                            1998                   1997                 1998                 1997
                                     ------------------     -----------------    -----------------    -----------------
                                       $           %           $           %        $          %        $          %
                                     -------     ------     -------     -----    --------    -----    --------    -----
                                                                      (Dollars in Thousands)
Gross Revenues:
     Local                           $  8,830      48.29%   $ 5,110      47.94%  $ 25,226    49.00%  $ 15,761     48.43%
     National                           5,695      31.15%     4,182      39.22%    17,434    33.86%    12,832     39.43%
     Political                          1,014       5.55%        11        .10%     2,167     4.21%        11       .03%
     Network compensation               1,325       7.25%       733       6.87%     3,448     6.70%     2,171      6.67%
     Trade and barter                     498       2.72%       464       4.35%     1,515     2.94%     1,167      3.59%
     Income from joint operating
           agreement                      755       4.13%        --         --      1,082     2.10%        --        --
     Other                                167        .91%       162       1.52%       611     1.19%       603      1.85%
                                     --------     -------   -------     -------  --------   -------  --------    -------
         Total                         18,284     100.00%    10,662     100.00%    51,483   100.00%    32,545    100.00%
Agency and national
   representative commissions          (2,558)    (13.99%)   (1,540)    (14.44%)   (7,430)  (14.43%)   (4,757)   (14.62%)
                                     --------     -------   -------     -------  --------   -------  --------    -------
Net revenue                          $ 15,726      86.01%   $ 9,122      85.56%  $ 44,053    85.57%  $ 27,788     85.38%
                                     ========     =======   =======     =======  ========   =======  ========    =======


Results of Operations.

Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenue. The nine months ended September 30, 1997 combines the seven months ended September 30, 1997 for the Company and the two months ended February 28, 1997 for the Smith Stations, the predecessor entity. The predecessor entity operations are presented on a pre-acquisition cost basis and are not comparable with the Company's three and nine months of operations ended September 30, 1998 and three and seven months of operations ended September 30, 1997.

                                                   Three Months Ended                         Nine months Ended
                                                      September 30,                             September 30,
                                                1998                1997                  1998                1997
                                         ------------------   ------------------   ------------------   ------------------
                                             $      % of        $         % of         $       % of     $         % of
                                                  Revenues              Revenues             Revenues            Revenues
                                         ------------------   ------------------   ------------------   ------------------
                                                                           (Dollars in Thousands)
Net Revenues:                            $ 15,726   100.00%   $ 9,122    100.00%    $44,053   100.00%   $27,788   100.00%

Operating Expenses:
     Station operating                      5,455    34.69%     3,337     36.58%     14,480    32.87%     9,550    34.37%
     Selling, General & Administrative      3,606    22.93%     2,161     23.69%     10,473    23.77%     6,729    24.22%
     Trade and barter expense                 458     2.91%       429      4.70%      1,380     3.13%     1,050     3.78%
     Depreciation                           2,015    12.81%       903      9.90%      5,270    11.96%     2,902    10.44%
     Amortization                           4,436    28.21%     2,447     26.83%     12,020    27.29%     6,759    24.32%
     Corporate overhead                       521     3.31%       372      4.08%      1,482     3.36%       976     3.51%
                                         --------    ------   -------     ------     ------    ------   -------    ------
         Operating (loss)                $   (765)   (4.86%)     (527)    (5.78%)   $(1,052)   (2.38%)     (178)    (.64%)
                                         ========    ======   =======     ======    =======    ======   =======    ======
         Broadcast cash flow             $  6,203    39.44%   $ 3,179     34.85%    $17,678    40.13%   $10,424    37.51%
                                         ========    ======   =======     ======    =======    ======   =======    ======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Gross Revenues

Gross revenues increased by $7.6 million or 71% to $18.3 million for the three months ended September 30, 1998 from $10.7 million for the comparable period in 1997. Local and national revenues were up 73% and 36%, respectively, over the comparable period in 1997. An increase of $3.9 million is attributable to the Acquisitions and an increase of $3.3 million is attributable to the Swap Transactions. The three months ended September 30, 1998 had approximately $1.0 million of political revenues compared to zero for the comparable period in 1997.

Net Revenues

Net revenues increased by $6.6 million or 72% to $15.7 million for the three months ended September 30, 1998 from $9.1 million for the comparable period in 1997. An increase of $3.4 million is attributable to the Acquisitions and an increase of $2.9 million is attributable to the Swap Transactions. The three months ended September 30, 1998, had approximately $0.8 million of political revenues compared to zero for the comparable period in 1997.

Station Operating Expenses

Station operating expenses increased by $2.2 million to $5.5 million for the three months ended September 30, 1998 from $3.3 million for the comparable period in 1997. An increase of $1.1 million is attributable to the Acquisitions and an increase of $0.9 million is attributable to the Swap Transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.4 million to $3.6 million for the three months ended September 30, 1998 from $2.2 million for the comparable period in 1997. An increase of $1.1 million is attributable to the Acquisitions and an increase of $0.3 million is attributable to the Swap Transactions.

Trade and Barter Expenses

Trade and barter expenses increased by $0.1 million to $0.5 million for the three months ended September 30, 1998 from $0.4 million for the comparable period in 1997. An increase of $0.1 million is attributable to the Acquisitions and a decrease of $0.1 million is attributable to the Swap Transactions.

Depreciation Expense

Depreciation increased by $1.1 million to $2.0 million for the three months ended September 30, 1998 from $0.9 million for the comparable period in 1997. An increase of $0.6 million is attributable to the Acquisitions and an increase of $0.4 million is attributable to the Swap Transactions.

Amortization Expense

Amortization increased by $2.0 million to $4.4 million for the three months ended September 30, 1998 from $2.4 million for the comparable period in 1997. An increase of $1.0 million is attributable to the Acquisitions and an increase of $1.1 million is attributable to the Swap Transactions.

Corporate Overhead

Corporate Overhead increased by $0.1 million to $0.5 million for the three months ended September 30, 1998 from $0.4 million for the comparable period in 1997. Cost increases related to higher salary costs and additional staff.

Operating Income

Operating income decreased by $0.3 million to a loss of $0.8 million for the three months ended September 30, 1998 from a loss of $0.5 million for the comparable period in 1997 due to the reasons outlined above.

Interest Expense

Interest expense increased by $1.5 million to $4.2 million for the three months ended September 30, 1998 from $2.7 million for the comparable period in 1997. An increase of $0.5 million is due to higher outstanding balances of the Amended and Restated Bank Credit Agreement ("New Credit Agreement") resulting from the Acquisitions and $1.0 million due to Swap Transactions.

Income Tax Benefit

Income tax benefit increased by $1.2 million to $1.2 million for the three months ended September 30, 1998 from zero for the comparable period in 1997. An income tax benefit of $0.9 million is attributable to a $0.9 million realization of loss carry overs for the three months ended September 30, 1998. An additional income tax benefit of $0.3 million is attributable to the acquisition of WJAC and the related amortization of the step up in basis of WJAC assets.

Extraordinary Item

Extraordinary loss for early retirement of debt was $4.6 million for the three months ended September 30, 1998 with no extraordinary item for 1997. The increase consists of $2.4 million of costs incurred on the issuance of the former Bank Credit Agreement and $2.2 of fees incurred on the issuance of the New Credit Agreement.

Redeemable Preferred Stock Dividends and Accretion

Redeemable preferred stock dividends and accretion increased by $0.2 million to $1.3 million for the three months ended September 30, 1998 from $1.1 for the comparable period in 1997 due to higher value outstanding over the comparable period of 1997.

Net Loss Applicable to Common Shareholder

Net loss applicable to common shareholder increased by $6.3 million to $10.6 million for the three months ended September 30, 1998 from a loss of $4.3 million for the comparable period in 1997 due to the reasons outlined above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Gross Revenues

Gross revenues increased by $19.0 million or 58% to $51.5 million for the nine months ended September 30, 1998 from $32.5 million for the comparable period in 1997. Local and national revenues were up 60% and 36%, respectively, over the comparable period in 1997. An increase of $10.7 million is attributable to the Acquisitions and an increase of $6.6 million is attributable to the Swap Transactions. The nine months ended September 30, 1998 had approximately $2.2 million of political revenues compared to zero for the comparable period in 1997.

Net Revenues

Net revenues increased by $16.3 million or 59% to $44.1 million for the nine months ended September 30, 1998 from $27.8 million for the comparable period in 1997. An increase of $9.2 million is attributable to the Acquisitions and an increase of $6.6 million is attributable to the Swap Transactions. The nine months ended September 30, 1998, has approximately $1.8 million of political revenues compared to zero for the comparable period in 1997.

Station Operating Expenses

Station operating expenses increased by $4.9 million to $14.5 million for the nine months ended September 30, 1998 from $9.6 million for the comparable period in 1997. An increase of $2.9 million is attributable to the

Acquisitions and an increase of $1.7 million is attributable to the Swap Transactions. Most of the remaining increase was due to additional news expenditures at WROC, WTOV, and WEYI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.8 million to $10.5 million for the nine months ended September 30, 1998 from $6.7 million for the comparable period in 1997. An increase of $2.8 million is attributable to the Acquisitions and an increase of $0.7 million is attributable to the Swap Transactions. Most of the remaining increase was due to additional sales expenses on increased sales.

Trade and Barter Expenses

Trade and barter expenses increased by $0.3 million to $1.4 million for the nine months ended September 30, 1998 from $1.1 million for the comparable period in 1997 due to the Acquisitions. An increase of $0.2 million is attributable to the Acquisition.

Depreciation Expense

Depreciation increased by $2.4 million to $5.3 million for the nine months ended September 30, 1998 from $2.9 million for the comparable period in 1997. An increase of $1.5 million is attributable to the Acquisitions and an increase of $0.7 million is attributable to the Swap Transactions.

Amortization Expense

Amortization increased by $5.2 million to $12.0 million for the nine months ended September 30, 1998 from $6.8 million for the comparable period in 1997. An increase of $2.9 million is attributable to the Acquisitions and an increase of $2.0 million is attributable to the Swap Transactions.

Corporate Overhead

Corporate Overhead increased by $0.5 million to $1.5 million for the nine months ended September 30, 1998 from $1.0 million for the comparable period in 1997. Cost increases related to higher salary costs and additional staff.

Operating Income

Operating income decreased by $0.9 million to a loss of $1.1 million for the nine months ended September 30, 1998 from a loss of $0.2 million for the comparable period in 1997 due to the reasons outlined above.

Interest Expense

Interest increased by $4.3 million to $11.6 million for the nine months ended September 30, 1998 from $7.3 million for the comparable period in 1997. An increase of $1.0 million is due to higher outstanding balances of the Senior Subordinated Notes resulting from the purchase of the Smith Stations by the Company on March 1, 1997. An increase of $1.4 million is due to higher outstanding balances on the New Credit Agreement resulting from the Acquisitions, an increase of $0.9 million is due to interest related to and resulting from the purchase of the non-license assets of WPTZ, WNNE and WFFF on April 24, 1998 and for the period ending May 31, 1998, and an increase of $1.0 million resulting from the Swap Transactions.

Income Tax

Income tax benefit increased by $0.9 to $0.9 for the nine months ended September 30, 1998 from zero for the comparable period in 1997. This increase is attributable to the acquisition of WJAC and the related amortization of the step up in basis of WJAC assets for purchase accounting.

Gain on Asset Swap

Gain on asset swap was $17.5 million for the nine months ended September 30, 1998 with no gain in the comparable period in 1997. $15.1 million of the gain is attributable to the assets of KSBW while $2.4 million is attributable to the WPTZ and WNNE assets.

Extraordinary Item

Extraordinary charge for early retirement of debt was $4.6 million for the nine months ended September 30, 1998 with no extraordinary item for the comparable period in 1997. The increase consists of $2.4 million of costs incurred on the issuance of the former Bank Credit Agreement and $2.2 million of fees incurred on the issuance of the New Credit Agreement.

Redeemable Preferred Stock Dividends and Accretion

Redeemable preferred stock dividends and accretion increased by $1.3 million to $3.8 million for the nine months ended September 30, 1998 from $2.5 million for the comparable period in 1997. The increase is attributable to nine months of expense in 1998 versus seven months of expense in 1997 and higher outstanding balances.

Net Loss Applicable to Common Shareholder

Net loss applicable to common shareholder decreased by $5.0 million to $3.4 million for the nine months ended September 30, 1998 from a loss of $8.4 million for the comparable period in 1997 due to the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $4.3 million in cash balances and net working capital of approximately $10.4 million. The Company's primary sources of liquidity are cash provided by operations and availability under the New Credit Agreement.

Net cash flows provided by operating activities decreased by $2.5 million or 58% to $1.8 million for the nine months ended September 30, 1998 from $4.3 million for the comparable period in 1997. The Company made interest and film payments of $14.4 million and $4.5 million, respectively, during the nine month period ended September 30, 1998 compared to payments of $5.8 million and $2.2 million, respectively, for the comparable period in 1997.

Net cash flows used in investing activities decreased by $95.2 million or 58% to $69.4 million for the nine months ended September 30, 1998 from $164.6 million for the comparable period in 1997. In 1998, the Company expended approximately $66.3 million to complete the Acquisition of KRBC and KACB, and complete the Swap Transaction. In 1997, the Company acquired the four Jupiter/Smith stations for approximately $163.1 million.

Net cash flows provided by financing activities decreased by $98.6 million or 58% to $70.3 million for the nine months ended September 30, 1998 from $168.9 million for the comparable period in 1997. As of September 30, 1998, the Company borrowed $72.5 million under the New Credit Agreement, received a capital infusion of $10.4 million from Sunrise, and repaid $14.5 million net of borrowings under the former loan agreement. In the first nine months of 1997, the Company received a capital infusion of $49.0 million from Sunrise, sold $28.5 million of preferred stock, borrowed and repaid $90.8 million under the former Bank Loan Agreement, and sold $100.0 million of 11% Senior Subordinated Notes.

On March 25, 1997, the Company completed a private placement of $100.0 million principal amount of its 11% Senior Subordinated Notes (the "Old Notes") due March 15, 2007. On September 26, 1997, the Company completed an exchange offer in which all of the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the "New Notes") of the Company having substantially identical terms as the Old Notes. Interest on the New Notes is payable on March 15 and September 15 of each year. The Indenture imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make restricted payments, consummate certain asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

On July 2, 1998, the Company entered into the New Credit Agreement with various lenders which provides a $100.0 million term loan facility and $65.0 million revolving credit facility. On July 3, 1998, the Company borrowed $70.0 million on the term loan facility and $2.5 million on the revolving credit facility to fund amounts owed Hearst under the asset swap, retire amounts outstanding under the former Bank Credit Agreement, and pay transaction fees and working capital needs. The remaining $30.0 million of the term loan facility and $13.5 million of the revolving facility was used on the Meyer transaction and approximately $34.5 million of the revolving credit facility will be used to finance the Elcom acquisitions.

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

Interest payments under the New Credit Agreement and the New Notes represent significant liquidity requirements for the Company. Loans under the New Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. In addition, the Company's 14% Redeemable Preferred Stock (the "Redeemable Preferred Stock") is cumulative, with dividends accruing quarterly, and prior to 2002 may, at the option of the Company, be paid in additional shares of Redeemable Preferred Stock. In the event dividends on the Redeemable Preferred Stock are paid in cash, dividends would amount to $4.2 million annually. The New Credit Agreement and the Indenture will limit the Company's ability to pay cash dividends prior to 2002 and the Company's ability to exchange the Redeemable Preferred Stock for debt of the Company.

Based on the current level of operations, anticipated future internally generated growth, additional borrowings under the New Credit Agreement and additional equity contributions from Sunrise, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments and its pending acquisitions. The Company's future operating performance and ability to service or refinance the New Notes and to extend or refinance the New Credit Agreement will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, complete its transaction with Elcom of Ohio, Inc. and to consummate future acquisitions will require additional debt and significant equity capital and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

CREDIT AND INTEREST RATE RISKS

The Company's financial instruments that constitute exposed credit risks consist primarily of cash equivalents and trade receivables. The Company's cash equivalents consist solely of high quality securities. Concentrations of credit risks with respect to receivables are somewhat limited due to the large number of customers and to their dispersion across the geographic areas served by the stations as outlined in footnote one to the financial statements. No single customer amounts to 10% of the Company's total outstanding receivables.

The Company was exposed to minimal market risk related to interest rates as of September 30, 1998. The Company's Senior Subordinate Debt is fixed at 11% and is due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its floating rate borrowings from the term loan facility portion of the New Credit Agreement. The interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275%. The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are anticipated to have an immaterial effect on the operations of the Company for 1998. The counter party to this agreement is one of the lenders under the New Credit Agreement.

CAPITAL EXPENDITURES

Capital expenditures were $3.1 million for the year ended December 31, 1997 and $3.2 million and $1.2 million for the nine month period ended September 30, 1998 and 1997, respectively. Capital expenditures are anticipated to be approximately $5.3 million for 1998. The Company continues to improve the news gathering and production capabilities of WROC, WEYI, WJAC and WDTN and has allocated approximately $1.9 million to rebuild KRBC and KACB.

DEPRECIATION, AMORTIZATION AND INTEREST

Because the Company has incurred substantial indebtedness in the acquisitions of stations for which it will have significant debt service requirements, and because the Company will have significant non-cash charges relating to the depreciation and amortization expense of the property and equipment and intangibles that were acquired in multiple station acquisitions, the Company expects that it will report net losses for the foreseeable future.

INFLATION

The Company believes that its business is affected by inflation to an extent no greater than other businesses are generally affected.

YEAR 2000 COMPLIANCE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures that may create an inability for the Stations to broadcast their daily programming and generate revenues.

Since its inception, the Company has been replacing and enhancing its computer systems to gain significant operational efficiencies and through these same efforts, year 2000 compliant equipment and applications have been installed. Total expenditures for the period March 1, 1997 to September 30, 1998 have amounted to approximately $0.5 million for the replacement and enhancement of these systems. In October of 1998, Company management initiated a company-wide program to prepare the Company's operations for the year 2000.

The Company's program consists of two phases. The first phase is an assessment of the Company's systems with respect to year 2000 compliance and the formulation of an action plan. During the assessment phase, the Company will be reviewing individual applications, as well as the computer hardware and satellite delivery systems. The assessment will include non-"information technology" (IT) systems. A comprehensive review and inventory will be completed in the first quarter of 1999. This phase involves an assessment of the readiness of third party vendors and suppliers. The Company will issue year 2000 readiness questionnaires to some vendors, however, responses to these inquiries are expected to be limited. The assessment of the Company's IT and non-IT systems, and an action plan for remediation is expected to be completed by the end of the second quarter of 1999. Until such assessment has been completed, the Company cannot properly determine the impact of system failures related to year 2000 non compliance.

The second phase of the Company's program will be the implementation and testing of the remediations required based upon the conclusions reached from the assessments completed during the first phase. The Company's IT environment is comprised of two distinct layers of technology: equipment and applications. During this second phase, the Company anticipates that it will perform a series of tests. Unit testing will confirm the readiness of the equipment and of the applications for the year 2000. System testing ensures that a specific application is year 2000 compliant in conjunction with its supporting equipment. Finally, integration testing determines whether a set of applications and the equipment, when operated on a combined basis, deliver services that are year 2000 ready. It may not be economically or technically feasible for the Company to fully test certain systems, and it is possible that not all IT and non-IT systems can be prepared for the year 2000. Therefore, the readiness plan will provide priority to those applications and equipment critical to the operation of the Stations and will identify contingency plans that need to be in place for functions which could be adversely impacted. The contingency plans covering these systems are in the process of being developed. The Company already has, as a matter of course, many contingency plans to provide continuation of critical business functions in the event that systems become unavailable for any reason: including, for example, satellite failures, power outages, or major equipment failures.

It is difficult for the Company to estimate the costs incurred to date related specifically to remediating year 2000 issues, since the Company has been replacing and enhancing its computer systems in the ordinary course of business. Estimated future costs of remediation are not currently known but the Company expects to have a cost estimate by the end of the second quarter of 1999 when the assessment phase of the Company's year 2000 readiness plan is completed.

The Company recognizes that the scope of effort to fully execute its year 2000 readiness plan is significant. The Company is utilizing internal resources and, where appropriate, external resources to provide the tools and resources to complete the plan. Despite these efforts, there can be no assurance that the Company's systems will be timely remediated or that a failure by the Company's vendors or suppliers to be year 2000 ready would not have an adverse effect on the Company's systems.

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

EMPLOYEES

As of September 30, 1998, the Stations had approximately 522 full-time and 82 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 48 employees. WROC has a contract with American Federation of Television and Radio Artists ("AFTRA") that expires on March 2, 1999 with respect to 20 employees, and has a contract with the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET") that expires on May 31, 2000 with respect to 35 employees. WTOV has a contract with AFTRA that expires January 28, 1999 and a contract with International Brotherhood of Electrical Workers that expires on November 30, 2000 with respect to 23 and 15 employees respectively. WJAC has a contract with International Alliance of Theatrical Stage Employees that expires on September 30, 2002 with respect to 43 employees. WDTN-TV has a contract with the International Brotherhood of Electrical Workers that expires on July 2, 2003 with respect to 50 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition or results of operations.


                             PRO FORMA INFORMATION

Broadcast Cash Flow.

The following information is not required disclosure to be disclosed in the interim financial statements contained herein. However, the Company believes that such information may be useful to investors and creditors. The pro forma information presented is not necessarily indicative of the actual results that would have been achieved had each of the present eight stations, the five Meyer Broadcasting stations, and WUPW-TV been acquired prior to January 1, 1997, nor is it indicative of the future results of operations.

The following table sets forth certain combined operating data for the Company's eight stations, the Meyer Broadcasting five stations, and WUPW-TV for the periods indicated as if the Company had owned all fourteen stations since January 1, 1997.

                                       Three Months Ended       Nine Months Ended     Twelve Months Ended
                                          September 30,            September 30,          December 31,
                                         1998       1997         1998         1997           1997
                                       -------     -------     --------     --------  -------------------
                                                         (Dollars in thousands)
Operating loss                         $(1,712)    $(2,882)    $ (2,472)    $ (6,784)      $ (5,699)

Add:
     Amortization of program rights      2,000       2,058        6,004        6,162          7,963
     Depreciation of property
           and equipment                 3,587       3,447       10,614       10,341         13,671
     Amortization of intangibles         5,839       5,725       17,467       17,174         22,799
     Corporate overhead                    550         550        1,650        1,650          2,200
Less:
     Payments for program rights        (2,100)     (2,157)      (6,264)      (6,352)        (8,499)
                                       -------     -------     --------     --------       --------
     Broadcast cash flow               $ 8,164     $ 6,741     $ 26,999     $ 22,191       $ 32,435
                                       =======     =======     ========     ========       ========

Television Revenues.

Set forth below are the principal types of combined television revenues that the Company's eight stations, the Meyer Broadcasting five stations, and WUPW-TV, Toledo, Ohio, would have generated for the periods indicated as if the Company had owned the fourteen stations since January 1, 1997 and the percentage contribution of each to total net revenues.

                                           Three Months Ended                  Nine Months Ended            Twelve Months Ended
                                              September 30,                       September 30,                December 31,
                                        1998               1997               1998             1997                1997
                                 ----------------   ----------------   ----------------   ----------------   -----------------
                                    $         %        $        %         $        %         $        %         $         %
                                 -------   ------   -------   ------   -------   ------   -------   ------   --------   ------
                                                                    (Dollars in Thousands)
Revenues:
     Local                       $12,464    49.6%   $12,763    53.4%   $40,666    51.9%   $38,601    53.1%   $ 54,053    53.6%
     National                      7,892    31.4%     7,300    30.6%    24,513    31.3%    23,302    32.0%     31,726    31.5%
     Political                     1,157     4.6%        65     0.3%     1,664     2.1%       120     0.2%        512     0.5%
     Network Compensation          1,587     6.3%     1,620     6.8%     4,671     6.0%     4,821     6.6%      6,304     6.3%
     Trade and barter                913     3.6%     1,420     5.9%     2,748     3.5%     2,503     3.4%      3,167     3.1%
     Joint Operating Agreement       755     3.0%       358     1.5%     2,753     3.5%     1,992     2.7%      3,101     3.1%
     Other                           366     1.5%       358     1.5%     1,396     1.7%     1,407     2.0%      1,865     1.9%
                                 -------   ------   -------   ------   -------   ------   -------   ------   --------   ------
         Total                    25,134   100.0%    23,884   100.0%    78,411   100.0%    72,746   100.0%    100,728   100.0%
Agency and national
    representative commissions    (3,434)  (13.7%)   (3,114)  (13.0%)  (10,606)  (13.5%)   (9,815)  (13.5%)   (13,564)  (13.5%)
                                 -------   ------   -------   ------   -------   ------   -------   ------   --------   ------
Net revenue                      $21,700    86.3%   $20,770    87.0%   $67,805    86.5%   $62,931    86.5%   $ 87,164    86.5%
                                 =======   ======   =======   ======   =======   ======   =======   ======   ========   ======

Proforma Results of Operations.

Set forth below is a summary of the combined operations of the Company's eight Stations plus the five Meyer Broadcasting stations, and WUPW-TV, Toledo, Ohio, for the periods indicated, and their percentages of net revenue as if the Company had owned the fourteen stations since January 1, 1997.


                                      Three Months Ended                      Nine Months Ended               Twelve Months Ended
                                          September 30,                          September 30,                   December 31,
                                    1998                1997               1998                1997                  1997
                              ----------------     ---------------    ---------------    ---------------      ------------------
                                  $        %          $        %         $        %         $        %          $            %
                              -------    -----     -------   -----    -------   -----    -------   -----      -------      -----
                                                                      (Dollars in Thousands)

Net revenues:                 $21,700    100.0%    $20,770   100.0%   $67,805   100.0%   $62,931   100.0%     $87,164      100.0%
                              -------    -----     -------   -----    -------   -----    -------   -----      -------      -----

Operating Expenses:
     Station operating         7,279      33.5%      7,335    35.3%    21,594    31.8%    21,815    34.7%      28,945       33.2%

     Selling, general &
          administrative       5,358      24.7%      5,291    25.5%    16,524    24.4%    16,534    26.3%      22,097       25.4%
     Trade and barter expense    799       3.7%      1,304     6.3%     2,428     3.6%     2,201     3.5%       3,151        3.6%
     Depreciation              3,587      16.5%      3,447    16.6%    10,614    15.7%    10,341    16.4%      13,671       15.7%
     Amortization              5,839      26.9%      5,725    27.6%    17,467    25.8%    17,174    27.3%      22,799       26.2%
     Corporate overhead          550       2.5%        550     2.6%     1,650     2.4%     1,650     2.6%       2,200        2.5%
                             -------     -----     -------   -----    -------   -----    -------   -----      -------      -----
         Operating loss       (1,712)    (7.8)%    (2,882)  (13.9)%   (2,472)   (3.7)%   (6,784)  (10.8)%     (5,699)      (6.6)%
                             =======     =====     =======   =====    =======   =====    =======   =====      =======      =====
         Broadcast cash
               flow          $ 8,164      37.6%    $ 6,741    32.5%   $26,999    39.8%   $22,191    35.3%     $32,435       37.2%
                             =======     =====     =======   =====    =======   =====    =======   =====      =======      =====

Acquisitions

On April 1, 1998, the Company consummated the acquisition of all of the outstanding common stock of Abilene Radio and Television Company ("ARTC") for approximately $7.3 million plus working capital. The transaction was funded by additional borrowing under the Bank Credit Agreement.

In a series of transactions, the Company has acquired certain assets from Hearst-Argyle Stations, Inc., ("Hearst") through transactions structured as a
Section 1031 tax deferred exchange of assets. On February 3, 1998, the Company agreed to acquire WPTZ-TV ("WPTZ"), WNNE-TV ("WNNE"), and local marketing agreement ("LMA") for WFFF-TV ("WFFF") from Sinclair Broadcast Group, Inc. for $72.0 million with the intention of using these assets in the Hearst transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the Fox affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW-TV, WPTZ and WNNE for WDTN-TV, the ABC affiliate in Dayton, Ohio, WNAC-TV, the Fox affiliate in Providence, Rhode Island, WNAC-TV's interest in a Joint Marketing Programming Agreement with WPRI-TV, the CBS affiliate in Providence, Rhode Island, and approximately $22.0 million in cash. On April 24, 1998, the Company completed a purchase of the non-license assets of WPTZ, WNNE and WFFF for $70.0 million. The Company recorded the operations of WPTZ and WNNE for the period April 24, 1998 to May 31, 1998. Funds to complete this acquisition were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement.

Effective June 1, 1998, the Company received via contract rights the benefits of the operation of stations WDTN-TV and the WNAC-TV and its joint operating agreement with WPRI. The Company recorded a book gain of approximately $17.4 million on the asset swap. Approximately $15.0 million of the book gain has been deferred for tax purposes in accordance with Section 1031 of the tax code.

On July 3, the transaction with Hearst was closed. To finance the transaction, the Company borrowed $72.5 million under the New Credit Agreement and Sunrise invested an additional $10.4 million in the Company in the form of additional contributed capital.

On April 24, 1998, the Company sold to Robert N. Smith, the Chief Executive Officer and Director of Sunrise and the Company, the assets and certain rights and obligations related to WFFF for $0.5 million, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operations of WFFF under a Time Brokerage Agreement on April 24, 1998. The purchase price was secured by a note and liens on all of the assets sold and on July 23, 1998, the Company received full payment on the note.

On April 27, 1998, the Company entered into a definitive agreement ("Meyer Purchase Agreement") to acquire the television assets of Meyer Broadcasting Company of Bismarck, North Dakota ("Meyer") for $63.8 million. Meyer's television stations, which are all affiliated with NBC, include KVLY-TV, serving Fargo, KFYR-TV serving Bismarck, KMOT-TV, serving Minot, KQCD-TV, serving Dickinson, and KUMV-TV, serving Williston. On October 30, 1998, the Company closed the Meyer transaction with borrowings of $43.5 million under the New Credit Agreement and a capital contribution of $22.9 million by Sunrise.

On July 24, 1998, the Company entered into a definitive agreement ("Elcom Purchase Agreement") to acquire the television assets of Elcom of Ohio, Inc. ("Elcom") for approximately $72.6 million. Elcom owns WUPW-TV, the Fox affiliate serving the Toledo, Ohio, television market. It is anticipated that financing for this transaction will be provided through additional equity contributions by Sunrise and from amounts available under the New Credit Agreement. The transaction is expected to close on January 1, 1999, and is subject to Federal Communications Commission review. The Elcom Purchase Agreement is subject to customary conditions and no assurances can be given as to whether, or on what terms, such transaction will be consummated by the Company.


                                     PART II

Item 6       Exhibits and Reports on Form 10-Q

(a)      Exhibits
         --------
         2.1      Asset Purchase Agreement, dated as of February 3, 1998, by and among Tuscaloosa
                  Broadcasting, Inc. as Seller and STC Broadcasting of Vermont, Inc., as Buyer (1)

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

         10.6     Letter Agreement between STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. regarding certain amendments to the STC Broadcasting, Inc and Sinclair Broadcast Group, Inc. Asset
                  Purchase Agreement and the STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. Asset
                  Exchange Agreement (2).

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

         10.24    Agreement dated October 1, 1998 between the Company and the United Automobile, Aerospace and Agricultural Implement Workers of American (UAW) Local 1811 representing certain employees of WEYI-TV, Flint, Michigan. (4)

         21.1     Subsidiaries of STC Broadcasting, Inc.  (2)

         27.1     Financial Data Schedule (4)


(1) Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the period March 1, 1997 to December 31, 1997.

(2) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period January 1, 1998 to March 31, 1998.

(3) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period April 1, 1998 to June 30, 1998.

(4)  Filed herewith

(B)  Reports on Form 8-K

     On July 17, 1998, the Company filed an 8-K relating to the Swap Transaction which indicated that the transaction had been completed on July 3, 1998 and that required proforma and audited financial statements would be filed within 60 days.

     On September 15, 1998, the Company filed an 8-K/A relating to the consummation of the Swap Transaction. The filing included historical financial statements for WDTN-TV and WNAC-TV, and pro forma statements for the Company.

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


                                         STC Broadcasting, Inc.
                                         ----------------------
                                         Registrant


Date:  November 11, 1998                 By:  /s/  David A. Fitz
                                         ------------------------------------
                                         David A. Fitz
                                         Senior Vice-President/
                                         Chief Financial Officer