Form 10-K
period 1998-12-31
STC BROADCASTING INC
filed 1999-03-30
CIK 1037900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                         3839 4th Street N., Suite 420
                            St. Petersburg, FL 33703
                                 (727) 821-7900
                       (Address, including zip code, and
                   telephone number, including area code, of
                   registrant's principal executive offices)

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
Yes   X       No
   -------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 1999, STC Broadcasting, Inc. had 1000 shares of common stock par value $.01 issued and outstanding all of which is held by an affiliate of the registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

PART I

ITEM 1.  BUSINESS

         STC Broadcasting, Inc. was incorporated on November 1, 1996 and commenced operations on March 1, 1997. The Company and its subsidiaries comprise a wholly owned subsidiary of Sunrise Television Corp. (Sunrise). The Company currently owns and operates the following broadcast stations (collectively the Stations):



                                                                                         Network
 Station             Acquisition Date                    Market                        Affiliation
 -------             ----------------                    ------                        -----------

WEYI                 March 1, 1997          Flint, Saginaw-Bay City, Michigan             NBC

WROC                 March 1, 1997          Rochester, New York                           CBS

WTOV                 March 1, 1997          Wheeling, West Virginia and
                                                     Steubenville, Ohio                   NBC

WJAC                 October 1, 1997        Johnstown, Altoona, State College,
                                                     Pennsylvania                         NBC

KRBC/KACB            April 1, 1998          Abilene-Sweetwater, Texas and
                                                     San Angelo, Texas                    NBC

WDTN                 June 1, 1998           Dayton, Ohio                                  ABC

WNAC                 June 1, 1998           Providence, Rhode Island and
                                                     New Bedford, Massachusetts           FOX

KVLY                 November 1, 1998       Fargo-Valley City, North Dakota               NBC

KFYR and
   Satellites        November 1, 1998       Minot-Bismarck-Dickinson, North Dakota        NBC

WUPW                 February 1, 1999       Toledo, Ohio                                  FOX

         The Company acquired WEYI, WROC, KSBW, and WTOV (collectively, the Jupiter/Smith Stations) from Jupiter/Smith TV Holdings, L.P. (Jupiter/Smith) and Smith Broadcasting Partners, L.P. (SBP) for approximately $163,176,000. SBP is a partnership between Smith Broadcasting Group, Inc. (SBG), Sandy DiPasquale, John Purcell, and David Fitz. The majority owner of SBG is Robert Smith. These four individuals operated the Jupiter/Smith Stations from January 1996 until the sale to the Company on March 1, 1997. All four individuals continue as senior management of the Company.

         The Company acquired all of the outstanding stock of WJAC, Incorporated on October 1, 1997 for approximately $36,078,000 including working capital of $1,400,000. WJAC, Incorporated owned and operated WJAC, the NBC affiliate for Johnstown, Pennsylvania.

         On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company (ARTC) for approximately $8,172,000. ARTC operated television stations KRBC and KACB, NBC affiliates for Abilene and San Angelo, Texas.

         In a series of transactions, the Company has acquired certain assets from Hearst-Argyle Stations, Inc., (Hearst) through transactions structured as an exchange of assets (the Hearst

Transaction). On February 3, 1998, the Company agreed to acquire WPTZ, WNNE, and a local marketing agreement (LMA) for WFFF from Sinclair Broadcast Group, Inc. for $72,000,000, with the intention of using these assets in the Hearst Transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the FOX affiliate serving the Burlington, Vermont, and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW, the NBC affiliate for Salinas, California, WPTZ, and WNNE for WDTN, the ABC affiliate in Dayton, Ohio, WNAC, the FOX affiliate in Providence, Rhode Island, WNAC's interest in a Joint Marketing Programming Agreement with WPRI, the CBS affiliate in Providence, Rhode Island, and approximately $22,000,000 in cash. On April 24, 1998, the Company completed a purchase of non-license assets (all operating assets other than FCC licenses and other minor equipment) of WPTZ, WNNE, and WFFF for $70,000,000. WFFF was sold by the Company to a related party on April 24, 1998 (see Item 13 "Certain Relationships and Related Transactions"). Funds to complete this acquisition were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement and the loan was repaid on July 3, 1998.

         Effective June 1, 1998, the Company received via contract rights the benefits of the operation of stations WDTN and WNAC and its joint operating agreement with WPRI. The Company recorded a book gain of approximately $17,457,000 on the asset swap. On July 3, the transaction with Hearst was closed.

         On November 1, 1998, the Company acquired substantially all of the assets of KVLY-TV, KFYR-TV, KUMV-TV, KMOT-TV, and KQCD-TV (the Meyer
Stations) from Meyer Broadcasting for approximately $65,259,000. The Meyer Stations are all NBC affiliates serving Fargo, Bismarck, Williston, Minot, and Dickinson, North Dakota.

         On February 5, 1999, the Company acquired substantially all the assets of WUPW-TV from Raycom Media, Inc. for approximately $74,400,000 including fees and expenses. WUPW, Channel 36, is the FOX-affiliated station serving Toledo, Ohio.

         The Company was organized by management and Hicks, Muse, Tate & Furst Incorporated (Hicks Muse) with the goal of becoming a leading owner and operator of network-affiliated television stations, serving select middle-to-small markets (i.e., those DMAs ranked from approximately 50 to 150 by the A. C. Nielsen Company (Nielsen)).

         The markets in which the Company currently operates offer geographic diversity that reduces the impact on the Company of changes in respective market economies and provide favorable competitive operating environments. The Company believes that the Stations are well positioned to achieve long-term growth in audience share and revenue share because of: (i) the limited competition for viewers from other over-the-air television broadcasters in these markets; (ii) the strength of the Company's management; and (iii) the Stations' favorable and/or improving rankings within their DMAs. Management believes that the limited number of other television broadcast stations in these markets enables the Company to purchase syndicated programming at favorable rates.

         The following table summarizes additional information regarding each Station and its respective DMA.


                                                                         Number of
                                                            Market       Commercial          Station   Station
Station/Channel:                               DMA          Revenue      TV Stations         Rank in   Audience
DMA                                          Rank(1)        Rank(1)      in DMA(1)           DMA(2)    Share(2)
--------------------------------------       -------        -------      -----------         -------   --------

WNAC/64                                          50            55             6                 4          6
   Providence, Rhode Island and
   New Bedford, Massachusetts
WDTN/2                                           54            52             5                 2         16
   Dayton, Ohio
WEYI/25:
  Flint-Saginaw-Bay City, Michigan               64            69             4                 3         11
WUPW-TV/36
   Toledo, Ohio                                  66            67             5                 4          7
WROC/8:
  Rochester, New York                            77            61             4                 1         19
WJAC/8:
  Johnstown, Pennsylvania                        93           114             4                 1         18
KVLY/11
  Fargo, North Dakota                           115           128             4                 1         18
WTOV/9:
  Wheeling, West Virginia
     Steubenville, Ohio                         138           150             2                 1         21
KFYR and satellites
   Minot-Bismarck-Dickinson,
   North Dakota                                 150           145         (3) 3                 1         28
KRBC/9
   Abilene, Texas                               159           161             4                 3         12
KACB/3
   San Angelo, Texas                            195           173             4                 3          7

(1)      BIA's Investing in Television 1998, 4th Edition
(2) As of November 1998, Sunday through Saturday 6 a.m to 2 a.m. Nielsen Household Shares
(3)      Satellite stations are counted as one with the main station

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

Management.

         The Company believes that one of its most important assets is its experienced management team. General managers are responsible for the day-to-day operations of their respective stations. The Company believes that the autonomy of its station management enables it to attract top quality managers capable of implementing the Company's aggressive marketing strategy and reacting to competition in the local markets. As an incentive, a portion of each station manager's compensation is based on the performance of the station for which he or she is responsible.

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

Building on Local News Franchises.

         The Company seeks to increase revenues by developing a highly-rated, well-differentiated local news product designed to build viewer loyalty and target specific demographic audiences that appeal to advertiser.

Managing Program Selection.

         Each Station seeks to cost effectively purchase first-run and off-network syndicated programming to target specific demographic audiences. The Stations have been able to purchase syndicated programming at rates that management believes are attractive, in part because of the limited competition for such programming in the Stations' DMAs.

Positioning and Branding Stations.

         The Company seeks to increase revenues by developing and maintaining a unique, local "brand image" for each Station within its respective market with which viewers and advertisers can identify. This strategy integrates local news, programming, promotion, and sales efforts for each Station based on its market's demographics, competition, dynamics, and opportunities.

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

NETWORK AFFILIATIONS.

         Each of the Stations is affiliated with a major broadcast network pursuant to a long-term affiliation agreement. Each affiliation agreement generally provides the Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell nearly all of the advertising time during its broadcasts and pays a specified network compensation fee to the Station. These payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notice and a right of termination by the Station in the event of a reduction. The agreements are generally long-term in nature, and contain customary renewal provisions, which generally provide for automatic renewal for successive terms, subject to either party's right to terminate the agreement at the end of any term upon proper notice.

         The following table summarizes the network affiliation agreement for the Stations:


                  Station           Network     Expiration Date
                  -------           -------     ---------------

                  WNAC-TV           FOX                 1998  *
                  WDTN-TV           ABC         August 29, 2004
                  WEYI-TV           NBC         December 31, 2010
                  WUPW-TV           FOX         October 11, 2001
                  WROC-TV           CBS         January 31, 2005
                  WJAC-TV           NBC         December 31, 2010
                  KVLY-TV           NBC         March 28, 2002
                  WTOV-TV           NBC         December 31, 2010
                  KFYR & satellites NBC         December 31, 2001
                  KRBC-TV           NBC         December 31, 2010
                  KACB-TV           NBC         December 31, 2010

         * The Company and Clear Channel Communications are in negotiations with FOX on renewal of WNAC affiliation agreements. Contract has been extended while negotiations proceed.

ADVERTISING SALES

General.

         Television station revenues are primarily derived from the sale of local and national advertising. Advertising rates are based upon a program's popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the stations' sales force. Advertising rates are also determined by a station's overall ability to attract viewers in its market area, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. Conversely, increases in advertising budgets targeting specific demographic groups are based upon superior coverage or the dominant competitive position of the station. The Company seeks to manage its advertising spot inventory efficiently to maximize advertising revenues and return on programming costs.

Local Sales.

         Approximately 60.9% of gross broadcast spot revenues (excluding political advertising) in 1998 came from the sale of local advertising time. Local advertising time is sold by each Station's local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising generally are more stable and, due to a lower cost of sales, more profitable. The Company seeks both to attract new advertisers to television, and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. The Company places a strong emphasis on experience of its local sales staff and maintains an on-going training program for sales personnel. To increase accountability of the Stations' sales forces, management has implemented initiatives whereby sales managers are responsible for the effective management of commercial inventory using input from account executives who are responsible for preparing detailed reports and projections.

National Sales.

         Approximately 39.1% of gross broadcast spot revenues (excluding political advertising) in 1998 came from the sale of national advertising time. National advertising time is sold through national sales representative firms retained by the Company, which firms call upon businesses, which typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (all of which may advertise locally). Each Station has a manager assigned to work with the national sales representative to increase advertising expenditures with the Stations.

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

         Although UHF and VHF stations compete in the same market, UHF stations historically have suffered a competitive disadvantage, in part because: (i) receivers of many households were originally designed only for VHF reception;
(ii) UHF signals were more affected by terrain and other obstructions than VHF signals; and (iii) VHF stations were able to provide higher quality signals to a wider area. This historic disadvantage of UHF stations has gradually declined through: (a) carriage on cable system; (b) improvements in television receivers; (c) improvement in television transmitters; (d) wider use of all channel antennae; (e) increased availability of programming; and (f) the development of new networks such as FOX and UPN.

         All television stations throughout the United States are grouped into 211 generally recognized DMAs, which are ranked in size according to various formulae based upon actual or potential audience. Each DMA is defined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours.

Television Networks.

         A majority of commercial television stations in the United States are affiliated with ABC, CBS, FOX, or NBC. The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses, and operations. ABC, CBS, and NBC provide the majority of its affiliates' programming each day without charge in exchange for nearly all of the available advertising time in the programs supplied, and sells this advertising time, and retains the revenues. The affiliate receives compensation from the three networks and retains the revenue from time sold by the affiliate during breaks in and between network programs and in programming the affiliate produces or purchases from non-network sources.

         FOX has established an affiliation of independent stations which operates on a basis similar to ABC, CBS and NBC. However, the number of hours per week of programming supplied by FOX to its affiliates is significantly less than the number of hours supplied by ABC, CBS, and NBC, and the network compensation is normally less. As a result, FOX affiliates retain a significantly higher portion of the available inventory of broadcast time for their own use but must, however, purchase or produce a greater amount of their own programming, resulting in generally higher programming costs.

         In contrast to stations affiliated with major networks, an independent station supplies over-the-air programming through the acquisition of broadcast programs through syndication. This syndicated programming is generally acquired by the independent stations for cash and/or barter. Independent stations that acquire a program through syndication are usually given exclusive rights to show the program in the station's market for either a period of years or a number of episodes agreed upon between the independent station and the syndicator of the programming. Types of syndicated programs aired on the independent stations include feature films, popular series previously shown on network television, and series produced for direct distribution to television stations.

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

Television Advertising.

         Television stations derive their revenues primarily from the sale of local and national advertising. Television stations compete for advertising revenues, primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system operators and programmers, and newspapers serving the same market. All network-affiliated stations are required to carry spot advertising sold by their networks. This reduces the amount of advertising spots available for sale by the stations. Stations directly sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming, retaining all of the revenues received from these sales of advertising, less any related sales costs. A national syndicated program distributor typically retains a portion of the available advertising time for programming it supplies in exchange for no or reduced fees to the stations for such programming.

         Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on an ad hoc basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations' local sales staffs. Advertising rates are based upon factors that include the size of the DMA, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic characteristics of the DMA served by the station, the availability of alternative advertising media in the DMA, aggressive and knowledgeable sales forces, and development of projects, features and marketing programs that tie advertiser messages to programming.

Television Viewing Audience.

         Nielsen is a national audience measuring service that periodically publishes data on estimated audiences for television stations in various DMAs throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the DMA viewing a station, referred to as the station's "rating," and of the percentage of the audience actually watching the television station, referred to as the station's "share." This rating service provides such data on the basis of total television households and of selected demographic groupings in the media markets being measured. Nielsen uses one of two methods to measure the station's actual viewership. In larger DMAs, ratings are determined by a combination of meters connected directly to selected television sets, and periodic surveys of television viewing, while in smaller DMAs only periodic surveys are completed. In 1998, all of the DMAs in which the Company operated were survey markets except Providence, Rhode Island.

COMPETITION

         Competition in the television industry exists on several levels, including competition for audience, advertisers, and programming (including local news). Competition is continually affected by technological change and innovation, fluctuation in the popularity of competing entertainment and communications media (including newspapers, magazine, internet, and direct mail), and governmental restrictions or actions by Congress and federal regulatory bodies. Any of these factors could have a material adverse effect on the Company's operations. Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcast station in one DMA does not compete with television broadcast stations in other DMAs. Certain market competitors who are part of larger organizations have substantially greater financial, technical, and programming resources than the Company.

Audience.

         Stations compete for audience share primarily on the basis of program popularity which has a direct effect on advertising rates. A large amount of the Stations' prime time programming is supplied by the networks, and is therefore dependent upon the performance of such network programs in attracting viewers. Non-network time periods are programmed by the Station primarily with syndicated programs, and locally produced news.

         The development of methods of video transmission other than over-the-air broadcasting has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition faced by a broadcast station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, and by serving as a distribution system for programming that originates on the cable system.

         Other sources of competition for audience include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), multichannel multipoint distribution systems, and internet services. The Company's television stations face competition from high-powered direct broadcast satellite services that transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. Various television stations and networks have recently filed suit in federal court against certain providers of direct broadcasts satellite services. The suits allege that such DBS providers have impermissibly distributed the signals of distant over-the-air television stations over their systems, in violation of the Satellite Home Viewer Act. The suits are presently pending.

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

         All of the Company's station cable penetration generally exceeds 70%. The Stations have elected both must-carry and retransmission consent rights in connection with their carriage by local cable providers. Cable-originated programming has emerged as a competitor for viewers of over-the-air broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any over-the-air programming. Since 1980, the advertising share of cable networks has increased significantly. Notwithstanding such increases, in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

Programming.

         The Company competes for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. The Stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Cable systems generally do not compete with local stations for programming, although various national cable networks have become more active in acquiring programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

FEDERAL REGULATION OF TELEVISION BROADCASTING

General.

         The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC which acts under authority granted by the Communications Act of 1934, as amended. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership and operation of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act, the Telecommunications Act of 1996 (the Telecommunications
Act) and specific FCC regulations and policies. Reference should be made to the Communications Act, the Telecommunications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Grant and Renewal.

         Television stations operate pursuant to broadcasting licenses that usually are granted by the FCC for a maximum permitted term of eight years.

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

         All of the Stations are presently operating under licenses with terms expiring as follows: April 1, 1999 (WNAC-TV), June 1, 1999 (WROC-TV), August 1, 1999 (WJAC-TV), October 1, 2005 (WEYI-TV, WDTN-TV, WTOV-TV, WUPW-TV), April 1, 2006 (KFYR-TV, KMOT-TV, KQCD-TV, KUMV-TV, KVLY-TV) and August 1, 2006 (KRBC-TV, KACB-TV). An application for renewal of license of WROC was timely filed and is pending at the FCC. An application for renewal of license of WNAC-TV filed after the applicable filing deadline but within the 90-day period established for the filing of public comments on renewal applications also is pending at the FCC. It is possible that the Company will be subject to an administrative sanction, most likely in the form of a monetary forfeiture, as a result of the late-filed WNAC-TV renewal application. Until such time as the applications are acted upon, the Company is authorized to continue operating the stations. There can be no assurance that the licenses of such stations will be renewed.

Ownership Matters

General.

         The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. FCC rules impose significant restrictions on certain positional and ownership interests in broadcast stations, cable systems and other media. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally deemed to be attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. In addition, under its "cross-interest" policy, the FCC considers and may prohibit the common ownership of an attributable interest in one media outlet and a non-attributable but significant equity interest in another media outlet in the same market, joint ventures, and common key employees among competitors, if it determines that such relationships could have a significant adverse effect upon economic competition and viewpoint diversity.

         The FCC has a pending rulemaking proceeding that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) raising the voting stock attribution benchmark from 5% to 10%; (ii) raising the attribution benchmark for passive investors from 10% to 20%; and (iii) attributing certain interests held by limited liability companies in certain circumstances. The FCC also has solicited comment on proposed rules that would
(i) treat an otherwise nonattributable equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and / or debt holding is greater than a specified benchmark; (ii) treat a licensee of a television station which, under a "local marketing agreement" or "LMA," brokers more than 15% of the time on another television station serving the same market, as having an attributable interest in the brokered station; and (iii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time on another station in the same market pursuant to a "joint sales agreement," or "JSA," as having an attributable interest in the station whose advertising is being sold. The FCC also has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and (ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy. It is not possible at this time to predict what actions the FCC may take and how they may affect the Company.

         The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, Aliens). The Communications Act also authorizes the FCC , if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. The Company and its subsidiaries are domestic corporations, and the Company's ultimate controlling stockholder is a United States citizen. The Articles of Incorporation of the Company contain limitations on Alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the Articles of Incorporation, the Company has the right to repurchase Alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the Alien ownership restrictions.

National Ownership Rule.

         Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience, subject to a 50% discount in the number of television households attributed to any UHF station. Of the Stations, eleven are VHF and three are UHF.

Duopoly Rule.

         Unless applicable waiver standards are met, the television "duopoly" rule generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. The FCC has pending a rulemaking proceeding in which it has proposed to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A service contours of the stations do not overlap. Pending resolution of its rulemaking proceeding, the FCC has adopted an interim waiver policy that permits the common ownership of television stations, such as KRBC-TV and KACB-TV, which are located in different DMAs and whose Grade A service contours do not overlap, conditioned on the final outcome of the rulemaking proceeding. The FCC has also sought comment on whether common ownership of two television stations in a market should be permitted: (i) where one or more of the commonly owned stations is UHF; (ii) where one of the stations is in bankruptcy or has been off the air for a substantial period of time; or (iii) where the commonly owned stations have very small audience or advertising shares, are located in a very large market, and/or a specified number of independently owned media voices would remain after the acquisition. It is not possible at this time to predict what actions the FCC may take and how they may affect the Company.

         Because of the Duopoly Rule, the attributable television interests of persons with such interests in the Company may limit the markets where the Company may acquire or own television stations. Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in LIN Television Corporation (LIN). Any new acquisition that would result in a LIN and Company station providing service to a common area, as defined by the FCC rules, will require a waiver of the Duopoly Rule, and there can be no assurance that such waiver will be granted.

Radio/Television Cross-Ownership Rule.

         The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market. However, in each of the 25 largest local markets in the United States, provided that there are at least 30 separately owned stations in the particular market, FCC policy presumptively allows waivers of the rule to permit the common ownership of one AM, one FM and one TV station in a market. The Telecommunications Act directs the FCC to extend this policy to each of the top 50 markets. The FCC has pending a rulemaking proceeding in which it has solicited comment on whether the one to a market rule should be modified or eliminated. It is not possible at this time to predict what actions the FCC may take and how they may affect the Company.

         The FCC does not apply its presumptive waiver policy in cases involving the common ownership of one television station and two or more radio stations in the same service (AM or FM), in the same market. Pending its rulemaking proceeding to reexamine the one to a market rule, the FCC has stated that it will consider requests for waivers of the rule in such instances on a case-by-case basis. Certain waivers that have been granted on this basis also have been conditioned on the outcome of the rulemaking proceeding.

         As a result of the one to a market rule, the attributable radio interests of persons with attributable interests in the Company limit the markets where the Company may acquire or own television stations. Thomas O. Hicks, for example, who is the Company's ultimate controlling stockholder, holds attributable interests in various entities, such as Capstar Broadcasting

Corporation, Chancellor Media Corporation, and GulfStar Communications, Inc., which companies own radio stations in various markets throughout the United States.

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

         Pursuant to the requirements of the Telecommunications Act, the FCC is considering a formal inquiry to review all of its broadcast ownership rules which are not otherwise under review, including the national audience reach limitation and the associated 50% discount for UHF stations, and the cable/television cross-ownership rule. It is not possible at this time to predict what actions the FCC may take and how they may affect the Company. Expansion of the Company's television operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, more specifically to the extent that any of the Company's competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

Other Matters

Must Carry-Retransmission Consent.

         Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence (ADI), in general as defined by the Arbitron
1991-92 Television Market Guide. These must carry rights are not absolute, and their exercise is dependent on variables such as: (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and
(iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.

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

Digital Television.

         The FCC has taken a number of steps to implement digital television service (DTV) (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals subject to the requirement that they continue to provide at least one free, over the air television service. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Management of the Company believes that its conversion to DTV will commence in 1999 for the Company's larger markets and in 2000 for the Company's smaller markets. Future capital expenditures by the Company will be compatible with the new technology whenever possible. Presently, no Company station broadcast is in DTV format.

Programming and Operation.

General.

         The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to community issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radiofrequency radiation. The FCC also has traditionally enforced its equal employment opportunity rules vigorously with respect both to compliance with numerical employment guidelines and recruitment efforts and recordkeeping requirements. The FCC's employment rules, as they relate to outreach efforts for recruiting minorities, recently were struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit. The FCC currently is conducting a rulemaking proceeding to modify its employment rules in a manner consistent with the court's ruling. In addition, pursuant to FCC rules which became effective on February 16, 1999, broadcast licensees will be required to disclose on a biennial basis information regarding the race, ethnic background and gender of persons with attributable position or ownership interest in the licensee. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, or the grant of a "short" (i.e., less than the full) license renewal term or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Children's Television Programming.

         Pursuant to legislation enacted in 1990, the amount of commercial matter broadcast during programming designed for children 12 years of age and younger is limited to 12.0 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which, among other things, must have serving the educational and informational needs of children 16 years of age and under as a significant purpose. A television station found not to have complied with the "core" programming requirements or the children's commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license. The FCC has indicated its intent to strictly enforce its children's television rules.

Television Violence.

         Pursuant to a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with V-Chip technology, would permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with V-Chip technology under a phased implementation beginning on July 1, 1999. The Company cannot predict how the implementation of the ratings system and V-Chip technology will affect the Company's business.

Closed Captioning.

         Under rules which became effective January 1, 1998, program distributors, including television stations, are generally responsible for compliance with an on-screen captioning requirement with respect to the vast majority of video programming. The rules divide programming into two groups: pre-rule programming (which is defined to be programming that was first published or exhibited on or before January 1, 1998 by any distribution method) and new programming (programming that was first published or exhibited after that date). Pre-rule programming is subject to no specific requirements until the first calendar quarter of 2008. In that quarter, 75% of all pre-rule programming actually aired is required to be captioned. Beginning in the first calendar quarter of 2000, new programming that is not otherwise exempt from captioning requirements is subject to a series of quarterly benchmarks, until by January 1, 2006, 95% of all new non-exempt programming is to be captioned.

Proposed Changes.

         The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as radio and television direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

         The Telecommunications Act also eliminates the overall ban on telephone companies offering video services and permits the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services will be regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Although the Company cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcasting industry in which the Company operates.

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

EMPLOYEES

         As of December 31, 1998, the Stations had approximately 641 full-time and 85 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 50 employees. WROC has a contract with American Federation of Television and Radio Artists (AFTRA) that expires on March 2, 1999 with respect to 19 employees (tentative contract for two additional years is in progress), and has entered into a contract with the National Association of Broadcast Employees and Technicians/Communications Workers of America (NABET) that expires on May 31, 2000 with respect to 33 employees. WTOV has a contract with AFTRA that expires January 29, 2002 and a contract with International Brotherhood of Electrical Workers that expires on November 30, 2000 with respect to 25 and 18 employees, respectively. WJAC has a contract with International Alliance of Theatrical Stage Employees that expires on September 30, 2002 with respect to 42 employees. WDTN has a contract with the International Brotherhood of Electrical Workers that expires July 1, 2003 with respect to 50 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

ENVIRONMENTAL REGULATION

         Prior to the Company's ownership or operation of its facilities, substances or wastes that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under the Company's facilities may be affected by the proximity of nearby properties that have generated, used, stored, or disposed of hazardous substances. As a result, it is possible that the Company could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although the Company believes that it is in substantial compliance with such environmental requirements, and has not in the past been required to incur significant costs in connection therewith, there can be no assurance that the Company's costs to comply with such requirements will not increase in the future. The Company presently believes that none of its properties have any condition that is likely to have a material adverse effect on the Company's financial condition or results of operations.

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

         Since its inception, the Company has been replacing and enhancing its computer systems to gain significant operational efficiencies and, through these same efforts, year 2000 compliant equipment and applications have been installed. Total expenditures for the period March 1, 1997 to December 31, 1998 have amounted to approximately $0.6 million for the replacement and enhancement of these systems. In October of 1998, Company management initiated a company-wide program to prepare the Company's operations for the year 2000.

         The Company's program consists of two phases. The first phase is an assessment of the Company's systems with respect to year 2000 compliance and the formulation of an action plan. During the assessment phase, the Company will be reviewing individual applications, as well as the computer hardware and satellite delivery systems. The assessment will include information technology
(IT) and non-information technology systems. A comprehensive review and inventory will be completed in the first quarter of 1999. This phase involves an assessment of the readiness of third party vendors and suppliers. The Company will issue year 2000 readiness questionnaires to some vendors, however, responses to these inquiries are expected to be limited. The assessment of the Company's IT and non-IT systems, and an action plan for remediation is expected to be completed by the end of the second quarter of 1999. Until such assessment has been completed, the Company cannot properly determine the impact of system failures related to year 2000 non-compliance.

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

         The Company recognizes that the scope of effort to fully execute its year 2000 readiness plan is significant. The Company is utilizing internal resources and, where appropriate, external resources to provide the tools and resources to complete the plan. Despite these efforts, there can be no assurance that the Company's systems will be timely remediated or that a failure by the Company's vendors or suppliers to be year 2000 ready would not have a material adverse effect on the Company's systems, or the Company's business financial condition, cash flows, and results of operations.

ACQUISITION AND PROPOSED SALE AND ACQUISITION SUBSEQUENT TO YEAR END

         On February 5, 1999, the Company completed the acquisition of the assets related to Station WUPW-TV from Raycom Media, Inc. pursuant to the terms of an Asset Purchase Agreement dated July 24, 1998. The purchase price including fees and expenses was approximately $74,400,000. WUPW, Channel 36, is the UHF FOX-affiliated station serving the Toledo, Ohio market. The Company financed the acquisition with $40,000,000 of borrowings under the Amended Revolving Credit Facility and $35,000,000 of newly issued Redeemable Preferred Stock Series B.

Sale of WROC-TV

         On March 3, 1999, the Company, STC License Company and Nexstar Broadcasting of Rochester, Inc. ("Nexstar") entered into an Asset Purchase Agreement (the "Rochester Agreement"). Pursuant to the Rochester Agreement, the Company and STC License Company will sell to Nexstar the television broadcast license and assets of WROC-TV Channel 8, Rochester, New York. The total purchase price for WROC will be approximately $46,000,000 subject to adjustment for certain customary proration amounts. Closing of this sale is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission.

Purchase Agreement for WICS, WICD, and KGAN

         On March 16, 1999, the Company and Sinclair Communications, Inc. ("Sinclair") entered into a Purchase Agreement (the "Sinclair Agreement"). Pursuant to the Sinclair Agreement, the Company will purchase from Sinclair WICS-TV Channel 20, Springfield, Illinois, WICD-TV Channel 15, Champaign, Illinois and KGAN-TV Channel 2, Cedar Rapids, Iowa for a total purchase price of $81,000,000. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission.

ITEM 2.  PROPERTIES

         Each Station's real properties generally include main offices, studios and transmitter/antenna sites. The transmitter/antenna sites generally are located to provide maximum signal strength and market coverage. The Company generally considers its facilities and equipment to be suitable for its current operations, and generally in good condition. The Company does not anticipate any difficulties leasing or purchasing additional space. The Company continues to evaluate potential upgrades in its facilities and equipment.

         The principal executive offices of the Company are located at 3839 4th Street North, Suite 420, St. Petersburg, Florida 33703. The telephone number of the Company at that address is (727) 821-7900. The following table generally describes the Company's principal properties in each of its markets:


                                                                                                        Approximate
         Station and Property              Type of                              Owned                       Size          Expiration
               Location                 Facility and Use                       or Leased               (Square Feet)      of Lease

WEYI:
   Clio, Michigan......................Main Office/Studio                         Owned                    17,500               --
                                       Tower/Antenna Site                         Owned                        (1)              --
   Saginaw, Michigan...................Satellite Sales Office                    Leased                     1,200          2/14/00

WROC:
   Rochester, New York.................Main Office/Studio                         Owned                    48,000               --
   Brighton, New York..................Tower/Antenna Site                         Owned                     2,400               --

WTOV:
   Steubenville, Township, Ohio........Main Office/Studio                         Owned                    12,750               --
                                       Tower/Antenna Site                         Owned                        (1)              --
   Pultney Township, Ohio..............Microwave /Relay                           Owned                       450               --
   Wheeling, West Virginia.............Satellite Sales Office                    Leased                       973          8/31/00

WJAC:
   Johnstown, Pennsylvania.............Main Office/Studio                         Owned                    40,000               --
   Laurel Hill, Pennsylvania...........Tower/Antenna Site                         Owned                     3,600               --
   Altoona, Pennsylvania...............Satellite News and Sales Office           Leased                     1,100          6/30/02

KRBC:
   Abilene, Texas......................Main Office/Studio                         Owned                    19,312               --
   Cedar Gap Mountain, Texas...........Tower/Antenna Site                         Owned                     1,600               --

KACB:
   San Angelo, Texas...................Main Office/Studio                        Leased                      3,470         4/30/01
   San Angelo, Texas...................Tower/Antenna Site                        Leased                      1,134         5/15/03

WDTN:
   Dayton, Ohio........................Main Office/Studio                         Owned                     43,500              --
   Dayton, Ohio........................Tower/Antenna Site                         Owned                      1,800              --

WNAC-TV
   Rehoboth, Massachusetts.............Main Office/Studio                         Owned                 (2) 14,000              --
                                       Tower/Antenna Site                         Owned
KFYR:
   Bismarck, North Dakota..............Main Office/Studio                         Owned                     19,600              --
   Saint Anthony, North Dakota ........Tower/Antenna Site                         Owned                      3,840              --

KMOT:
   Minot, North Dakota.................Main Office/Studio                         Owned                      9,676              --
                                       Tower/Antenna Site                         Owned                         (1)             --

KUMV:
   Williston, North Dakota.............Main Office/Studio                         Owned                      7,884              --
   Judson Township,
        North Dakota...................Tower/Antenna Site                         Owned                      3,168              --

KQCD:
   Dickinson, North Dakota.............Main Office/Studio                         Owned                      3,600              --
   Stark County, North Dakota..........Tower/Antenna Site                         Owned                      2,400              --

KVLY:
   Fargo, North Dakota.................Main Office/Studio                         Owned                     15,200              --
   Blanchard, North Dakota.............Tower/Antenna Site                         Owned                      4,320              --
   Grand Forks, North Dakota...........Sales and News Office                     Leased                      1,500         6/30/00

WUPW:
   Toledo, Ohio........................Main Office/Studio                        Leased                     12,500         6/20/02
   Toledo, Ohio........................Tower/Antenna Site                        Leased                        800         12/2/89

(1)      Main office/studio and tower/antenna site are at the same location.
(2) WNAC owns significant additional assets that are co-located at WPRI studio site in Providence, Rhode Island.
(3) The North Dakota Stations are interconnected with a significant number of microwave towers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common stock, par value $0.01 per share (the Common Stock). All of the Company's Common Stock is held by Sunrise Television Corp. The Company has never paid a cash dividend with respect to its Common Stock.

         On February 24, 1997, the Company issued 1,000 shares of its Common Stock to Sunrise Television Corp. in a private transaction for a cash purchase price of $50,000,000 in reliance on the exemption, set forth in Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), from the registration requirement set forth in Section 5 of the Securities Act.

         On February 28, 1997, the Company sold 300,000 shares of its 14% Redeemable Preferred Stock Series A in a private placement in reliance on
Section 4(2) of the Securities Act for a cash purchase price of $28.95 million, with an aggregate liquidation preference of $30.0 million, or $100 per share, in connection with the acquisition of the Jupiter/Smith Stations. These shares are entitled to quarterly dividends and accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date.

         On March 25, 1997, the Company sold $100,000,000 aggregate principal amount of its 11% Senior Subordinated Notes due 2007 (the Notes) in reliance on Rule 144A of the Securities Act to Chase Securities, Inc., NationsBanc Capital Markets, Inc., and Schroder Wertheim & Co. as the initial purchasers. The Company paid discounts to the initial purchasers of 3% of the aggregate principal amount of the Notes sold - See Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

         The Company's revolving credit facility (the Credit Agreement) generally prohibits the Company from paying dividends on its common stock. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.

         On February 5, 1999, the Company entered into a $90,000,000 Redeemable Preferred Stock Series B bridge financing agreement (Preferred Agreement) with three purchasers, two of which are participants in the Amended Credit Agreement (see Item 7, "Management Discussion and Analysis of Financial Conditions and Results of Operations"), and sold $35,000,000 of Redeemable Preferred Stock Series B to fund the WUPW purchase, and $2,500,000 to fund an escrow account to pay dividends on the stock. The remaining amounts under the Preferred Agreement are available for acquisitions by the Company, as defined.

         The Redeemable Preferred Stock Series B has a par value of $0.01 per share with a liquidation preference of $1,000 per share. With respect to dividends and distributions upon liquidation, winding up and dissolution of the Company, the Redeemable Preferred Stock Series B ranks on a parity with the 14% Redeemable Preferred Stock Series A. Dividends are payable monthly at either:
(i) LIBOR for the applicable dividend period plus 125 basis points; or (ii) the ABR rate. At the option of the Company, any dividends payable on any dividend payment date after August 5, 1999, may be paid in additional whole shares of Redeemable Preferred Stock Series B.

         At any time, the Company may redeem the shares of Redeemable Preferred Stock Series B at a redemption price equal to 100% of the liquidation preference per share plus all accumulated and unpaid dividends per share (Redemption Value). On December 31, 2008, the Company will have an obligation to redeem the then outstanding shares of Preferred Stock. The Company is also obligated, concurrently with the consummation of any offering of any debt or equity securities of the Company or Sunrise, to use the net cash proceeds of such offering to redeem the Redeemable Preferred Stock Series B at the Redemption Value. The holders of Redeemable Preferred Stock Series B, except as required by Delaware law, are not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Company. Under certain conditions related to non-payment of dividends, the holders of the Redeemable Preferred Stock Series B may have the right to elect the lesser of two directors or 25% of the members of the Board of Directors of the Company.

         On February 5, 1999, Hicks, Muse, Tate and Furst Equity Fund III, L.P. (the Fund) and other related Hicks Muse entities entered into a Put and Call Agreement with the purchasers of the Redeemable Preferred Stock Series B. At the time of a Trigger Event, any of the purchasers may require the Fund to purchase outstanding shares of the Redeemable Preferred Stock Series B at the Redemption Price. Trigger Events are defined as the earliest to occur of: (i) the occurrence of an event of default under the 11% Senior Subordinated Notes, the Amended Credit Agreement or the Preferred Agreement; (ii) a failure to comply with any terms of the Certificate of Designation with respect to the Preferred Stock; or (iii) August 5, 1999. The Fund has the right to call the Redeemable Preferred Stock Series B at the Redemption Value at any time.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth the selected historical information of the Company as of the dates and for the periods indicated. Information for the Company for the year ended December 31, 1998 and the ten months ended December 31, 1997 was derived from the financial statements of the Company, which have been audited by Arthur Andersen, LLP and included in Item 8. Predecessor historical information for the two months ended February 28, 1997, and the year ended December 31, 1996, were derived from the audited financial statements of the Jupiter/Smith Stations which have been audited by Arthur Andersen, LLP and included in Item 8. Predecessor historical financial information for the two years ended December 31, 1995, has been derived from the audited financials of the Jupiter/Smith Stations, which were audited by Arthur Andersen, LLP. Statement of Operations Data below station operating income, as well as Balance Sheet Data, for the Jupiter/Smith Stations for the years ended, or at, December 31, 1994 through December 31, 1995 have not been presented because such information is not meaningful for the following reasons: (i) during such period the Stations were owned and/or operated by persons other than the Company and / or management; (ii) they were not owned or operated as a single unit for any such periods; and (iii) they were operated as part of larger units and therefore, allocations of corporate expenses, interest, and long term debt cannot be made to the Stations.



                                                                 COMBINED OPERATIONS                  |            HISTORICAL
                                                                    PREDECESSOR(1)                    |      STC BROADCASTING, INC
                                                                                                      |
                                                                                        Two Months    |    Ten Months       Year
                                                                                           Ended      |      Ended          Ended
                                                                                        February 28,  |   December 31,  December 31,
                                                    1994          1995         1996        1997       |      1997           1998
                                                  ---------    ---------    ---------   -----------   |   -----------   ----------
                                                                            (Dollars in thousands)    |
                                                                                                      |
Statement of Operations Data:                                                                         |
                                                                                                      |
Net revenues                                      $  31,043    $  32,905    $  37,559    $  5,228     |   $  36,231     $  67,123
Station expenses                                     22,945       23,910       22,145       3,786     |      21,141        38,057
Depreciation                                          3,079        3,121        4,286         757     |       3,475         8,208
Amortization                                            616          998        5,860         977     |       9,159        16,826
                                                  ---------    ---------    ---------   ---------     |   ---------     ---------
Station operating income (loss)                   $   4,403    $   4,876    $   5,268    $   (292)    |       2,456         4,032
                                                  =========    =========                              |
Corporate expense                                                                 840         146     |       1,402         2,347
                                                                            ---------   ---------     |   ---------     ---------
Operating income (loss)                                                         4,428        (438)    |       1,054         1,685
                                                                                                      |
Gain on asset swap                                                                 --          --     |          --        17,457
Interest expense                                                               (6,072)       (963)    |      (9,502)      (16,301)
Other income(2)                                                                 1,552          39     |         330            42
                                                                            ---------   ---------     |   ---------     ---------
(Loss) income before income tax                                                   (92)     (1,362)    |      (8,118)        2,883
Income tax (benefit) provision                                                     --          --     |        (299)        1,823
                                                                            ---------   ---------     |   ---------     ---------
Net (loss) income before extraordinary item                                       (92)     (1,362)    |      (7,819)        1,060
Extraordinary loss from early retirement of                                                           |
   debt net of income tax benefit                                                  --          --     |          --        (2,860)
                                                                            ---------   ---------     |   ---------     ---------
Net loss                                                                          (92)     (1,362)    |      (7,819)       (1,800)
Dividends and accretion on                                                                            |
   Redeemable Preferred Stock(3)                                                   --          --     |      (3,763)       (5,100)
                                                                            ---------   ---------     |   ---------     ---------
Net loss applicable to                                                                                |
   Common Stock                                                             $     (92)   $ (1,362)    |   $ (11,582)    $  (6,900)
                                                                            =========    ========     |   =========     =========
Other Financial Data:                                                                                 |
                                                                                                      |
Net cash provided by (used in):                                                                       |
    Operating activities                          $   7,215    $   6,898    $   9,557    $  1,632     |   $   5,106     $  13,880
    Investing activities                             (1,287)        (750)    (108,298)       (233)    |    (201,986)     (137,257)
    Financing activities                             (5,680)      (5,978)     101,405          --     |     198,512       127,092
Broadcast cash flow(4)                                7,822        8,624       15,405       1,441     |      14,990        29,083
Broadcast cash flow margins(5)                        25.20%       26.21%       41.02%      27.60%    |       41.37%        43.33%
Capital expenditures                              $   1,287    $     750    $   2,966    $    264     |   $   2,848     $   5,573
Amortization of film payments                         3,123        3,181        3,581         620     |       3,214         5,696
Payments for program rights                           3,399        3,552        3,590         621     |       3,314         5,679
Ratio of earnings to fixed charges(6)                                                                 |     (11,882)       (6,803)
                                                                                                      |
Balance Sheet Data:                                                                                   |
                                                                                                      |
Cash and cash equivalents                                                                             |       1,632         5,347
Total assets                                                                                          |     240,791       384,512
Long term debt (including current portion):                                                           |
    Credit Agreement                                                                                  |      14,500       111,000
    Senior Subordinate Debt                                                                           |     100,000       100,000
Redeemable Preferred Stock                                                                            |      32,263        37,364
Stockholder's equity                                                                                  |      52,429        78,729

                  Notes to Selected Historical Financial Data

(1) Financial statements for periods presented are at the predecessor cost basis.

(2) Other income in 1996 consists primarily of approximately $1.5 million of non recurring revenues for consulting services provided.

(3)      Reflects dividend requirement and accretion on the Redeemable
Preferred Stock.

(4) "Broadcast cash flow" consists of operating income (loss) plus depreciation of property and equipment, amortization of intangible assets, amortization of program rights, and corporate expense minus payments on program rights. Broadcast cash flow is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.

(5) "Broadcast cash flow margin" is broadcast cash flow divided by net revenues expressed as a percentage.

(6) For purposes of this calculation, "earnings" consist of net loss applicable to common stockholder before tax benefit and fixed charges. "Fixed charges" consist of interest expense, amortization of deferred financing costs, the component of rental expense believed by management to be representative of the interest factor thereon and preferred stock dividend requirements and related accretion. If the ratio is less than 1.0x, the deficiency is shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The operating revenues of the Stations are derived primarily from advertising revenues and, to a much lesser extent, compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering costs, film and syndicated programming expenditures and promotional costs. A significant proportion of the operating expenses of the Stations are fixed.

         In general, television stations receive revenues from advertising sold for placement within and adjoining its local programming and network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by audience surveys conducted in February, May and November of each year. The ratings of local television stations affiliated with a national television network can be affected by ratings of network programming. In addition, advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the markets served by the television station and the availability of alternative advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours, generally during local news programming, access (the hour before prime time), early fringe (3:00 p.m. to 5:00 p.m.) and prime time.

         Most advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues of the Stations are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations also pay commissions to the national sales representatives operating under an agreement that provides for exclusive representation within the particular Station market. In 1998, local advertising comprised 60.9% of the Company's gross spot revenues (excluding political advertising), and national advertising comprised 39.1% of the Company's gross spot revenues (excluding political advertising). The gross spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. On a quarterly basis for 1998, first, second, third and fourth quarter gross spot revenues constituted 18.33%, 25.22%, 23.31%, and 33.14%, respectively, excluding political revenues and the effects of acquisitions. The Company's advertising revenues are generally highest in the fourth quarter of each year, due in part to increases in the retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the fourth quarter. In 1998, the Stations' advertising revenues benefited from local and congressional elections and the Winter Olympic Games on CBS. In 1996, the Stations' advertising revenues benefited from presidential and congressional elections as well as the NBC broadcast of both the United States-based Olympic Games and the Super Bowl.

         "Broadcast Cash Flow" is defined as operating income plus depreciation of property and equipment, amortization of intangible assets, amortization of program rights, and corporate expenses less payments for program rights. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. When used in this Annual Report on Form 10-K the words "believes," "anticipated," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, competition from other local free over-the-air broadcast stations, acquisition of additional broadcast properties, and future debt service obligations. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events.

         In the discussion comparing the year ended December 31, 1998 to 1997, WTOV, WEYI and WROC will be referred to as the Core Stations. The effect of the acquisition of television stations WJAC, KRBC, KACB and the Meyer Stations will be referred to as the Station Acquisitions. The WJAC acquisition closed on October 1, 1997, KRBC and KACB acquisition closed on April 1, 1998, and the Meyer acquisition closed on November 1, 1998. The net change resulting from the transactions with Sinclair and Hearst (acquisition of WDTN, WNAC, and its joint operating agreement with WPRI, and the disposition of KSBW, WPTZ, and WNNE) will be referred to as the Swap Transaction.

         The Jupiter/Smith Stations operations are presented on a pre-acquisition cost basis and are not comparable with the Company's operations for periods subsequent to March 1, 1997.

         The 1997 financial information is a combination of the Company financial statements of the ten months ended December 31, 1997, and the Jupiter/Smith Stations financial statements for the two months ended February 28, 1997. The 1996 financial information is from the Jupiter/Smith Stations financial statements for the year ended December 31, 1996.

BROADCAST CASH FLOW

The following table sets forth certain data for the three years ended December 31, 1998.


                                                      Years Ended December 31,
                                                1996           1997            1998
                                              --------       --------        --------
                                                       (Dollars in thousands)
Operating Income                              $  4,428       $    616        $  1,685
Add:
  Amortization of program rights                 3,581          3,834           5,696
  Depreciation of property and equipment         4,286          4,232           8,208
  Amortization of intangibles                    5,860         10,136          16,826
  Corporate expenses                               840          1,548           2,347
Less:
  Payments for program rights                   (3,590)        (3,935)         (5,679)
                                              --------       --------        --------
Broadcast cash flow                           $ 15,405       $ 16,431        $ 29,083
                                              ========       ========        ========
Growth Rate:                                                      6.7%           77.0%
                                                             ========        ========

TELEVISION REVENUES

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.



                                                                          Years Ended December 31,
                                                            1996                    1997                      1998
                                                   ------------------------------------------------------------------------
                                                      $            %           $             %           $             %
                                                   --------     -------     --------      -------     --------      -------
                                                                            (Dollars in Thousands)
Revenues:
   Local                                           $ 20,207        45.8%    $ 23,768         48.9%    $ 37,959         48.5%
   National                                          15,980        36.2       18,847         38.8       24,350         31.1
   Political                                          3,513         8.0          300          0.7        5,721          7.3
   Network Compensation                               2,752         6.2        3,078          6.3        4,808          6.1
   Joint Operating Agreement                             --          --           --           --        2,522          3.2
   Trade and barter                                     969         2.2        1,731          3.6        1,999          2.6
   Other                                                744         1.6          839          1.7          926          1.2
                                                   --------     -------     --------      -------     --------      -------
         Total                                       44,165       100.0%      48,563        100.0%      78,285        100.0%
Agency and national
   representative commissions                         6,606        14.9        7,105         14.6       11,162         14.3
                                                   --------     -------     --------      -------     --------      -------
         Net revenue                               $ 37,559        85.1%    $ 41,458         85.4%    $ 67,123         85.7%
                                                   ========     =======     ========      =======     ========      =======
Growth Rate:                                                                    10.4%                     61.9%
                                                                            ========                  ========

RESULTS OF OPERATIONS

         Set forth below is a summary of the operations of the Company for the years indicated and their percentages of net revenues.


                                                                          Years Ended December 31,
                                                            1996                    1997                      1998
                                                   --------------------------------------------------------------------------
                                                                 % of                      % of                      % of
                                                      $       Net Revenues      $       Net Revenues      $       Net Revenues
                                                   --------   ------------  --------    ------------  --------    -------------
                                                                            (Dollars in Thousands)
Net Revenues:                                      $ 37,559       100.0%    $ 41,458        100.0%    $ 67,123        100.0%
Operating Expenses:
   Station Operating                                 12,572        33.5       13,617         32.9       20,696         30.8
   Selling, General & Administrative                  8,514        22.7        9,738         23.5       15,447         23.0
   Trade and Barter                                   1,059         2.8        1,571          3.8        1,914          2.9
   Depreciation                                       4,286        11.4        4,232         10.2        8,208         12.2
   Amortization                                       5,860        15.6       10,136         24.4       16,826         25.1
   Corporate Expenses                                   840         2.2        1,548          3.7        2,347          3.5
                                                   --------     -------     --------      -------     --------      -------
         Operating income                          $  4,428        11.8%    $    616          1.5%    $  1,685          2.5%
                                                   ========     =======     ========      =======     ========      =======
         Broadcast cash flow                       $ 15,405        41.0%    $ 16,431         39.6%    $ 29,083         43.3%
                                                   ========     =======     ========      =======     ========      =======
         Growth rate:                                                            6.7%                     77.0%
                                                                            ========                  ========

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Gross Revenues.

         Gross revenues increased by $29.7 million, or 61.2% to $78.3 million for the year ended December 31, 1998 from $48.6 million for the year ended December 31, 1997. Local and national revenues were up 59.7% and 29.2%, respectively, over the comparable period in 1997. An increase of $15.6 million is attributable to the Acquisitions, and an increase of $11.1 million is attributable to the Swap Transactions. An increase of $3.0 million at the Core Stations is substantially attributable to political revenues. The year ended December 31, 1998 had $5.7 million of political revenues compared to $0.3 million for the year ended December 31, 1997.

Net Revenues.

         Net revenues increased by $25.6 million, or 61.9% to $67.1 million for the year ended December 31, 1998 from $41.5 million for the year ended December 31, 1997. An increase of $13.5 million is attributable to the Acquisitions, and an increase of $9.8 million is attributable to the Swap Transactions. An increase of $2.3 million at the Core Stations is substantially attributable to political revenues.

Station Operating Expenses.

         Station operating expenses increased by $7.1 million or 52.0% to $20.7 million for the year ended December 31, 1998 from $13.6 million for the year ended December 31, 1997. An increase of $4.0 million is attributable to the Acquisitions and an increase of $2.6 million is attributable to the Swap Transactions. An increase of $0.5 million at the Core Stations is attributable to increased costs at WEYI for improvements in news personnel and additional news expenditures at WROC.

Selling, General and Administrative Expenses.

         Selling, general and administrative expenses increased by $5.7 million or 58.6% to $15.4 million for the year ended December 31, 1998 from $9.7 million for the year ended December 31, 1997. An increase of $4.4 million is attributable to the Acquisitions and an increase of $1.0 million is attributable to the Swap Transactions. An increase of $0.3 million at the Core Stations is attributable to increased costs in sales due to increased commissions on increased local sales.

Trade and Barter Expenses.

         Trade and barter expenses increased by $0.3 million or 21.8% to $1.9 million for the year ended December 31, 1998 from $1.6 million for the year ended December 31, 1997. An increase of $0.3 million is attributable to the Acquisitions.

Depreciation.

         Depreciation increased by $4.0 million or 94.0% to $8.2 million for the year ended December 31, 1998 from $4.2 million for the year ended December 31, 1997. An increase of $2.6 million is attributable to the Acquisitions and an increase of $1.2 million is attributable to the Swap Transactions. An increase of $0.2 million at the Core Stations is attributable to increased capital expenditures.

Amortization.

         Amortization increased by $6.7 million or 66.3% to $16.8 million for the year ended December 31, 1998 from $10.1 million for the year ended December 31, 1997. An increase of $3.3 million is attributable to the Acquisitions and an increase of $3.1 million is attributable to the Swap Transactions. An increase of $0.2 million at the Core Stations is attributable to the revaluation of assets at the time of purchase by the Company on March 1, 1997.

Corporate Expenses.

         Corporate expenses increased by $0.8 million or 51.6% to $2.3 million for the year ended December 31, 1998 from $1.5 million for the year ended December 31, 1997. Cost increases related to higher salary costs, additional staff, and related benefits.

Operating Income.

         Operating income increased by $0.9 million or 173.5% to $1.7 million for the year ended December 31, 1998 from $0.6 million for the year ended December 31, 1997 due to the reasons outlined above.

Interest Expense.

         Interest expense increased by $5.8 million to $16.3 million for the year ended December 31, 1998 from $10.5 million for the year ended December 31, 1997. An increase of $1.8 million is due to higher outstanding balances of the Senior Subordinated Notes resulting from the purchase of the Jupiter/Smith Stations by the Company on March 1, 1997. An increase of $2.0 million is due to higher outstanding balances on the Amended Credit Agreement resulting from the Acquisitions, an increase of $0.9 million is due to interest related to and resulting from the purchase of the non-license assets, all operating assets other than FCC licenses and other minor equipment, of WPTZ, WNNE, and WFFF on April 24, 1998, and for the period ending May 31, 1998, and an increase of $1.1 million resulting from the Swap Transactions.

Income Tax.

         Income tax increased by $2.1 million to $1.8 million for the year ended December 31, 1998 from a benefit of $0.3 million for the year ended December 31, 1997. This increase is attributable to the acquisition of WJAC, KRBC, and KACB, and the related amortization of the step up in basis of their assets for purchase accounting offset by the gain on asset swap.

Gain on Asset Swap.

         Gain on asset swap was $17.5 million for the year ended December 31, 1998 with no gain for the year ended December 31, 1997. $7.9 million of the gain is attributable to the non-license assets of KSBW, $1.5 million is attributable to the non-license assets of WPTZ and WNNE, and $8.0 million is attributable to the FCC license of KSBW, WPTZ, and WNNE.

Extraordinary Item.

         Extraordinary charge for early retirement of debt was $2.9 million, net of $1.7 million of income taxes for the year ended December 31, 1998 with no extraordinary item for the period ended December 31, 1997. The change consists of $2.4 million of unamortized costs incurred on the issuance of the former Bank Credit Agreement written off and $2.2 million of fees incurred on the issuance of the Amended Credit Agreement, net of $1.7 million of taxes.

Redeemable Preferred Stock Dividends and Accretion.

         Redeemable preferred stock dividends and accretion increased by $1.3 million to $5.1 million for the year ended December 31, 1998 from $3.8 million for the period ended December 31, 1997. The increase is attributable to twelve months in 1998 versus ten months in 1997 and higher outstanding balances.

Net Loss Applicable to Common Shareholder.

         Net loss applicable to common shareholder decreased by $4.7 million to $6.9 million for the year ended December 31, 1998 from a loss of $11.6 million for the period ended December 31, 1997 due to the reasons outlined above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Gross Revenues.

         Gross revenues increased by $4.4 million or 10.0% to $48.6 million for the year ended December 31, 1997 from $44.1 million for the year ended December 31, 1996. Gross local revenues in 1997 increased by approximately $3.6 million, or 17.6% as compared to 1996, while gross national revenues increased by approximately $2.9 million, or 17.9% as compared to 1996. The year ended December 31, 1997 includes $3.1 million of gross revenues from WJAC, since the date of acquisition. The majority of the other increase in local and national revenues were generated by KSBW, WEYI, and WROC and resulted from sales initiatives started in 1996. Both local and national revenues in 1996 were favorably impacted by the United States based Olympic Games. Political revenues in 1997 were $0.3 million compared to $3.5 million in 1996, due to 1997 being an off year for presidential and congressional races. Trade and barter revenues increased $0.8 million due to changes in value of film barter (see increase in trade and barter expense) and the use of trade to purchase capital items.

Net Revenues.

         Net revenues increased by $3.9 million or 10.4% to $41.5 million for the year ended December 31, 1997 from $37.9 million for the year ended December 31, 1996. Agency and national representative commissions as a percentage of sales decreased due to reduced political sales.

Station Operating Expenses.

         Station operating expenses increased by $1.0 million to $13.6 million or 8.3% for the year ended December 31, 1997 from $12.6 million for the year ended December 31, 1996. The year ended December 31, 1997 includes $0.8 million of station operating expenses for WJAC since the date of acquisition. A majority of the other expense increase related to increased costs at WEYI for improvements in news personnel and news services, additional news expenditures at WROC, and increased cost of yearly program contracts.

Selling, General and Administrative.

         Selling, general and administrative expenses increased by $1.2 million to $9.7 million or 14.3% for the year ended December 31, 1997 from $8.5 million for the year ended December 31, 1996. The year ended December 31, 1997 includes $0.6 million selling, general and administrative expenses for WJAC since the date of acquisition. A majority of the other increases relate to increased sales staff at WROC, and increased sales commissions on increased local sales.

Trade and Barter Expense.

         Trade and barter expense increased by $0.5 million or 48.3% to $1.6 million for the year ended December 31, 1997 from $1.1 million for the year ended December 31, 1996. The year ended December 31, 1997 includes $0.1 million of trade and barter expense for WJAC since the date of acquisition. The other increase related to higher costs assigned to barter contracts and the use of trade to purchase capital items.

Depreciation.

         Depreciation decreased by $0.1 million or 1.0% to $4.2 million for the year ended December 31, 1997 from $4.3 million for the year ended December 31, 1996 due to the revaluation of assets related to the Company's acquisition of the five stations during the year.

Amortization.

         Amortization increased by $4.2 million or 72.9% to $10.1 million for the year ended December 31, 1997 from $5.9 million for the year ended December 31, 1996 due to the upward evaluation of intangible assets related to the Company's acquisition of the five stations during the year.

Corporate Expenses.

         Corporate expenses increased by $0.7 million or 84.3% to $1.5 million for the year ended December 31, 1997 from $0.8 million for the year ended December 31, 1996. Cost increases related to higher salary costs and additional staff.

Operating Income.

         Operating income decreased by $3.8 million or 86.4% to $0.6 million for the year ended December 31, 1997 from $4.4 million for the year ended December 31, 1996 due to the reasons outlined above.

Interest Expense.

         Interest expense increased by $4.5 million to $10.5 million for the year ended December 31, 1997 from $6.0 million for the year ended December 31, 1996. The increase was the result of higher interest rates and amounts of borrowing related to the acquisition of the Jupiter/Smith Stations and increased borrowing related to the WJAC acquisition on October 1, 1997.

Other Income.

         Other income decreased by $1.2 million to $0.4 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996. The year ended December 31, 1996 included $1.5 million of non-recurring revenues for consulting services provided.

Income Tax.

         Income tax benefit increased by $0.3 million to $0.3 million for the year ended December 31, 1997 from zero for the year ended December 31, 1996. This increase is attributable to the acquisition of WJAC and the related amortization of the step up in basis of WJAC assets for purchase accounting.

Redeemable Preferred Stock Dividends and Accretion.

         Redeemable preferred stock dividends and accretion increased by $3.8 million to $3.8 million for the year ended December 31, 1997 from zero for the year ended December 31, 1996. The increase is attributable to ten months of dividends and accretion on preferred stock issued March 1, 1997.

Net Loss Applicable to Common Shareholder.

         Net loss applicable to common shareholder increased $12.9 million to $13.0 million for the year ended December 31, 1997 from a loss of $0.1 million for the year ended December 31, 1996 due to the reasons outlined above.

Liquidity and Capital Resources

         As of December 31, 1998, the Company had $5.3 million in cash balances and net working capital of approximately $7.8 million. The Company's primary sources of liquidity are cash provided by operations, and availability under the Amended Credit Agreement.

         Net cash flows provided by operating activities increased by $7.1 million to $13.9 million for the year ended December 31, 1998 from $6.8 million for the year ended December 31, 1997. The Company made interest and film payments of $16.3 million and $5.7 million, respectively, during the year ended December 31, 1998 compared to payments of $6.2 million and $3.8 million, respectively, for the year ended December 31, 1997.

         Net cash flows used in investing activities decreased by $64.7 million to $137.3 million for the year ended December 31, 1998 from $202.0 million for the year ended December 31, 1997. In 1998, the Company expended approximately $131.0 million to complete the Acquisition and the Swap Transaction. In 1997, the Company acquired the four Jupiter/Smith Stations and WJAC, Inc. for approximately $163.1 million and $36.0 million, respectively.

         Net cash flows provided by financing activities decreased by $61.2 million to $137.3 million for the year ended December 31, 1998 from $198.5 million for the year ended December 31, 1997. In 1998, the Company borrowed $111.0 million under the Amended Credit Agreement, received a capital infusion of $33.2 million from Sunrise, and repaid $14.5 million net of borrowings under the Credit Agreement. During 1998, Hearst loaned the Company $70.0 million dollars to buy the non-license assets of WPTZ, WNNE, and WFFF and the loan was repaid on July 3, 1998. For the year ended December 31, 1997, the Company received a capital infusion of $49.0 million from Sunrise, sold $28.5 million of Redeemable Preferred Stock Series A, borrowed and repaid $90.8 million under the Credit Agreement, and sold $100.0 million of 11% Senior Subordinated Notes.

         On March 25, 1997, the Company completed a private placement of $100.0 million principal amount of its 11% Senior Subordinated Notes (the Old Notes) due March 15, 2007. On September 26, 1997, the Company completed an exchange offer in which all of the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the New Notes) of the Company having substantially identical terms as the Old Notes.

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

         On July 2, 1998, the Company entered into the Amended Credit Agreement with various lenders which provides a $100.0 million term loan facility and $65.0 million revolving credit facility. On July 3,

1998, the Company borrowed $70.0 million on the term loan facility and $2.5 million on the revolving credit facility to fund amounts owed Hearst under the Swap Transactions, retire amounts outstanding under the Credit Agreement, and pay transaction fees and working capital needs. The remaining $30.0 million of the term loan facility and $13.5 million of the revolving facility was used for the Meyer transaction, and $40.0 million of the revolving credit facility was used to finance the WUPW transaction.

         The Amended Credit Agreement provides for first priority security interests in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Amended Credit Agreement are guaranteed by Sunrise and the Company's current direct, and indirect subsidiaries, and will be guaranteed by the Company's future subsidiaries. The Amended Credit Agreement contains certain financial and operating maintenance covenants including a maximum consolidation leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.35:1). The Company is limited in the amount of annual payments that may be made for corporate overhead.

         Interest payments under the Amended Credit Agreement and the New Notes represent significant liquidity requirements for the Company. Loans under the Amended Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. In addition, the Company's 14% Redeemable Preferred Stock Series A is cumulative, with dividends accruing quarterly, and prior to 2002 may, at the option of the Company, be paid in additional shares of Redeemable Preferred Stock Series A. In the event dividends on the Redeemable Preferred Stock Series A are paid in cash, dividends would amount to $4.2 million annually. The Amended Credit Agreement and the Indenture will limit the Company's ability to pay cash dividends prior to 2002 and the Company's ability to exchange the Redeemable Preferred Stock Series A for debt of the Company.

         On February 5, 1999, the Company entered into the $90.0 million Preferred Agreement with three purchasers, two of which are participants in the Amended Credit Agreement, and sold $35.0 million of Redeemable Preferred Stock Series B to fund the purchase of WUPW, and $2.5 million to fund an escrow account to pay dividends on the Redeemable Preferred Stock Series B. The remaining amounts under the Preferred Agreement are available for acquisition by the Company, as defined.

         The Redeemable Preferred Stock Series B has a par value of $0.01 per share with a liquidation preference of $1,000 per share. With respect to dividends and distributions upon liquidation, winding up and dissolution of the Company, the Redeemable Preferred Stock Series B rank on a parity with the 14% Redeemable Preferred Stock Series A. Dividends are payable monthly at either
(i) LIBOR for the applicable dividend period plus 125 basis points, or (ii) the ABR rate. At the option of the Company, any dividends payable on any dividend payment date after August 5, 1999, may be paid in additional whole shares of Redeemable Preferred Stock Series B.

         At any time, the Company may redeem the shares of Redeemable Preferred Stock Series B at a redemption price equal to 100% of the liquidation preference per share plus all accumulated and unpaid dividends per share (Redemption Value). On December 31, 2008, the Company will have an obligation to redeem the then outstanding shares of Redeemable Preferred Stock Series B. The Company is also obligated concurrently with the consummation of any offering of any debt or equity securities of the Company or Sunrise, to use the net cash proceeds of such offering to redeem the Redeemable Preferred Stock Series B at the Redemption Value. The holders of Redeemable Preferred Stock Series B, except as required by Delaware law, shall not be entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Company. Under certain conditions related to non-payment of dividends, the holders of the Redeemable Preferred Stock Series B may have the right to elect the lesser of two directors or 25% of the members of the Board of Directors.

         On February 5, 1999, Hicks, Muse, Tate and Furst Equity Fund III, L.P.
(Fund) and other related Hicks Muse entities entered into a Put and Call Agreement with the purchasers of the Redeemable Preferred Stock Series B. At the time of a Trigger Event, any of the Purchasers may require the Fund to purchase outstanding shares of the Redeemable Preferred Stock Series B at the Redemption Price. Trigger Events are defined as the earliest to occur of: (i) the occurrence of an event of default under the

11% Senior Subordinated Notes, the Amended Credit Agreement or the Preferred Agreement; (ii) a failure to comply with any terms of the Certificate of Designation with respect to the Redeemable Preferred Stock Series B; or (iii) August 5, 1999. The Fund has the right to call the Redeemable Preferred Stock Series B at the Redemption Value at any time.

         Based on the current level of operations, anticipated future internally generated growth, additional borrowings under the Amended Credit Agreement and additional equity contributions from Sunrise, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments, and have funds available for additional acquisitions. The Company's future operating performance and ability to service or refinance the New Notes and to extend or refinance the Amended Credit Agreement and Preferred Agreement will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and significant equity capital and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

Credit and Interest Rate Risks

         The Company's financial instruments that constitute exposed credit risks consist primarily of cash equivalents and trade receivables. The Company's cash equivalents consist solely of high quality securities. Concentrations of credit risks with respect to receivables are somewhat limited due to the large number of customers and to their dispersion across the geographic areas served by the Stations. No single customer amounts to 10% of the Company's total outstanding receivables.

         The Company was exposed to minimal market risk related to interest rates as of December 31, 1998. The Company's Senior Subordinate Debt is fixed at 11% and is due and payable on March 15, 2007. On September 11, 1998, the Company entered into a thee year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its floating rate borrowings from the Amended Credit Agreement. The interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 7.025%. The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are anticipated to have an immaterial effect on the operations of the Company for 1999. The counter party to this agreement is one of the lenders under the Amended Credit Agreement.

         On February 9, 1999, the Company entered into a two year interest rate swap agreement, which is extendable by the other party for an additional two years, to reduce the impact of changing interest rates on $40,000,000 of its floating rate borrowings from the Amended Credit Agreement. The interest rate was fixed at 5.06% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.935%. The floating interest rates are based upon the three month (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are anticipated to have an immaterial effect on the operations of the Company for 1999. The counter party to this agreement is one of the lenders under the Amended Credit Agreement.

Capital Expenditures

         Capital expenditures were $5.6 million and $3.1 million for the years ended December 31, 1998 and 1997, respectively. The Company continues to implement improvements to the news gathering and production capabilities of WROC, WEYI, and WDTN, and has spent approximately $1.8 million to modernize the studio of KRBC and construct a new studio for KACB.

Depreciation, Amortization and Interest

         Because the Company has incurred substantial indebtedness in the acquisition of stations, for which it will have significant debt service requirements, and because the Company will have significant non-cash charges relating to the depreciation and amortization expense of the property, equipment, and intangibles that were acquired in the multiple station acquisitions, the Company expects that it will report net losses for the foreseeable future.

Inflation

         The Company believes that its business is affected by inflation to an extent no greater than other businesses are generally affected.

Current Accounting Pronouncements

         In April 1998, American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. Management does not believe the implementation of SOP 98-5 will have a material impact on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate that this Statement will have a material impact on the Company's consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

PART III

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Certified Public Accountants

To the Stockholder of STC Broadcasting, Inc.:

We have audited the accompanying consolidated balance sheets of STC Broadcasting, Inc. and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 1998, and the ten months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STC Broadcasting, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the ten months ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Tampa, Florida
February 12, 1999
(except with respect to the matters
 discussed in paragraphs 7 & 8 of
 note 13, as to which the date is
 March 16, 1999)

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



ASSETS                                                        December 31, 1998      December 31, 1997
------                                                        -----------------      -----------------

CURRENT ASSETS:
     Cash and cash equivalents                                  $   5,347,476        $     1,632,190
     Accounts receivable, net of allowance for
          doubtful accounts of approximately $504,000
          and $286,000, respectively                               16,198,405             10,924,654
     Current portion of program rights                              7,769,974              4,175,969
     Other current assets                                           1,190,629              1,031,367
                                                              ---------------        ---------------
         Total current assets                                      30,506,484             17,764,180

PROPERTY AND EQUIPMENT, net                                        82,178,999             36,002,597

INTANGIBLE ASSETS, net                                            250,643,816            168,836,284

OTHER LONG-TERM ASSETS, net                                        21,182,841             18,188,152
                                                              ---------------        ---------------

         Total  assets                                          $ 384,512,140        $   240,791,213
                                                              ===============        ===============


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                           $   6,886,704        $     2,407,165
     Accrued expenses                                               6,074,752              4,873,714
     Current portion of long-term debt                              1,500,000                     --
     Current portion of program rights payable                      8,230,567              4,258,003
                                                              ---------------        ---------------
         Total current liabilities                                 22,692,023             11,538,882

LONG-TERM DEBT, net of current portion                            209,500,000            114,500,000

DEFERRED TAXES                                                     25,410,000             21,109,000

PROGRAM RIGHTS PAYABLE, net of current portion                     10,816,970              8,950,776

REDEEMABLE PREFERRED STOCK SERIES A, liquidation
     preference of $30,000,000                                     37,363,679             32,263,225
                                                              ---------------        ---------------
STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share, 1,000 shares
          authorized, issued and outstanding                               10                     10

     Additional paid-in capital                                    97,211,972             64,011,972

     Accumulated deficit                                          (18,482,514)           (11,582,652)
                                                              ---------------        ---------------

         Total stockholder's equity                                78,729,468             52,429,330
                                                              ---------------        ---------------

         Total liabilities and stockholder's equity             $ 384,512,140        $   240,791,213
                                                              ===============        ===============


          See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Year Ended           Ten Months Ended
                                                              December 31, 1998       December 31, 1997
                                                              -----------------       -----------------

REVENUES:
     Broadcasting spot revenues, net of agency and national
         representative commissions of $11,162,323 and
         $6,244,161, respectively                               $  56,867,497          $  31,450,425
     Network compensation                                           4,808,696              2,611,714
     Income from joint operating agreement                          2,522,247                     --
     Trade and barter                                               1,998,902              1,518,120
     Other                                                            925,903                650,688
                                                              ---------------         --------------
         Total revenues                                            67,123,245             36,230,947
                                                              ---------------         --------------
OPERATING EXPENSES:
    Station operating                                              20,696,363             11,539,436
    Selling, general and administrative                            15,447,033              8,211,908
    Trade and barter                                                1,914,601              1,390,001
    Depreciation of property and equipment                          8,207,670              3,474,522
    Amortization of intangibles and other long term assets         16,826,388              9,159,173
    Corporate expenses                                              2,346,600              1,402,349
                                                              ---------------         --------------
         Total operating expenses                                  65,438,655             35,177,389
                                                              ---------------         --------------

OPERATING INCOME                                                    1,684,590              1,053,558

OTHER INCOME (EXPENSE):
    Interest income                                                   215,427                289,855
    Interest expense                                              (16,300,523)            (9,502,041)
    Gain on asset swap                                             17,457,142                     --
    Other (expense) income, net                                      (173,124)                40,201
                                                              ---------------         --------------
INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY ITEM                                          2,883,512             (8,118,427)

INCOME TAX (PROVISION) BENEFIT                                     (1,823,000)               299,000
                                                              ---------------         --------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             1,060,512             (7,819,427)

EXTRAORDINARY LOSS FROM EARLY RETIREMENT
     OF DEBT, NET OF INCOME TAX BENEFIT
     OF $1,726,000                                                 (2,859,920)                    --
                                                              ---------------         --------------

NET LOSS                                                           (1,799,408)            (7,819,427)

REDEEMABLE PREFERRED STOCK SERIES A
    DIVIDENDS AND ACCRETION                                        (5,100,454)            (3,763,225)
                                                              ---------------         --------------

NET LOSS APPLICABLE TO COMMON STOCK                             $  (6,899,862)         $ (11,582,652)
                                                              ===============         ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

    Loss applicable to common stock
       excluding extraordinary item                             $      (4,040)         $     (11,583)
    Extraordinary item                                                 (2,860)                    --
                                                              ---------------         --------------
    Net loss applicable to common stock                         $      (6,900)         $     (11,583)
                                                              ===============         ==============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                 1,000                  1,000
                                                              ===============         ==============


          See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY




                                                                                                    Total
                                            Common         Additional       Accumulated         Stockholder's
                                            Stock        Paid-in Capital      Deficit              Equity
                                          -------------------------------------------------------------------
Beginning balance                         $     --       $         --      $         --        $         --

Net loss applicable to common
         stockholder for the ten
         months ended December 31, 1997         --                 --       (11,582,652)        (11,582,652)

Issuance of common stock,
         net of expenses                        10         49,011,972                --          49,011,982

Capital contribution by Sunrise
         Television Corp.                       --         15,000,000                --          15,000,000
                                          --------       ------------      ------------        ------------

Balance, December 31, 1997                      10         64,011,972       (11,582,652)         52,429,330

Net loss applicable to common
         stockholder for the year
         ended December 31, 1998                --                 --        (6,899,862)         (6,899,862)

Capital contribution by
         Sunrise Television Corp.,
         net of expenses                        --         33,200,000                --          33,200,000
                                          --------       ------------      ------------        ------------
Balance, December 31, 1998                $     10       $ 97,211,972      $(18,482,514)       $ 78,729,468
                                          ========       ============      ============        ============



          See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended         Ten Months Ended
                                                                               December 31,          December 31,
                                                                                   1998                  1997
                                                                               ------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $ (1,799,408)         $  (7,819,427)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
         Depreciation of property and equipment                                   8,207,670              3,474,522
         Amortization of intangibles and other long term assets                  16,826,388              9,159,173
         Amortization of program rights                                           5,696,392              3,213,767
         Payments on program rights payable                                      (5,679,238)            (3,313,970)
         Gain on asset swap                                                     (17,457,142)                    --
         Loss (gain) on disposal of property and equipment                          143,091                (46,476)
         Extraordinary loss on early retirement of debt                           4,585,920                     --
         Deferred income tax provision (benefit)                                     97,000               (299,000)
     Changes in operating assets and liabilities, net of effects from acquired stations:
         Accounts receivable                                                      1,313,884             (2,429,745)
         Other current assets                                                       811,578               (660,479)
         Accounts payable and accrued expenses                                    1,313,758              3,827,449
                                                                               ------------          -------------

              Net cash provided by operating activities                          13,879,893              5,105,814
                                                                               ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Jupiter/Smith stations                                               --           (163,175,576)
     Acquisition of WJAC, Incorporated                                                   --            (36,077,537)
     Net assets acquired in Hearst transactions                                 (58,408,118)                    --
     Acquisition of KRBC/KACB                                                    (8,171,560)                    --
     Acquisition of Meyer stations                                              (65,259,332)                    --
     Capital expenditures                                                        (5,573,133)            (2,848,235)
     Proceeds from the disposal of property and equipment                            62,836                115,244
     Other                                                                           92,450                     --
                                                                               ------------          -------------

              Net cash used in investing activities                            (137,256,857)          (201,986,104)
                                                                               ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowing under credit agreement                              12,000,000            107,800,000
     Proceeds from senior subordinated notes                                             --            100,000,000
     Repayment of credit agreement                                              (26,500,000)           (93,300,000)
     Proceeds from sale of preferred stock, net                                          --             28,500,000
     Proceeds from sale of common stock, net                                             --             49,011,982
     Capital contribution of cash by parent, net                                 33,200,000             15,000,000
     Proceeds from Hearst loan                                                   70,000,000                     --
     Repayment of Hearst loan                                                   (70,000,000)                    --
     Deferred debt financing costs and corporate organization costs                (443,306)            (8,499,502)
     Payment of loan fees on amended credit agreement                            (2,164,444)                    --
     Proceeds from amended credit agreement                                     116,000,000                     --
     Repayments of amended credit agreement                                      (5,000,000)                    --
                                                                               ------------          -------------
              Net cash provided by financing activities                         127,092,250            198,512,480
                                                                               ------------          -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         3,715,286              1,632,190
CASH AND CASH EQUIVALENTS, beginning balance                                      1,632,190                     --
                                                                               ------------          -------------
CASH AND CASH EQUIVALENTS, ending balance                                      $  5,347,476          $   1,632,190
                                                                               ============          =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Non cash items:
         Preferred dividends and accretion                                     $  5,100,454          $   3,763,225
         Exchange offer on Senior Subordinated Notes                           $         --          $ 100,000,000
         New program contracts                                                 $  1,218,820          $   3,706,879
     Cash paid for interest                                                    $ 16,304,599          $   6,228,521


          See accompanying notes to consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1.  ORGANIZATION AND NATURE OF OPERATIONS:

         The accompanying financial statements present the consolidated financial statements of STC Broadcasting, Inc. and subsidiaries (the Company). STC Broadcasting, Inc. was incorporated on November 1, 1996, in the state of Delaware, commenced operations on March 1, 1997, and is a wholly owned subsidiary of Sunrise Television Corp. (Sunrise). All of the common stock of Sunrise is owned by Sunrise Television Partners, L.P., of which the managing general partner is Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated (Hicks Muse). The Company operates the following commercial television stations (the Stations) at December 31, 1998:

STATION           ACQUISITION DATE             DESIGNATED MARKET AREA           NETWORK AFFILIATION
-------           ----------------             ----------------------           -------------------

WEYI              March 1, 1997                Flint, Saginaw-Bay City,                 NBC
                                                        Michigan
WROC              March 1, 1997                Rochester, New York                      CBS
WTOV              March 1, 1997                Wheeling, West Virginia                  NBC
                                                        and Steubenville, Ohio
WJAC              October 1, 1997              Johnstown, Altoona, State                NBC
                                                        College, Pennsylvania
KRBC              April 1, 1998                Abilene-Sweetwater, Texas                NBC
KACB              April 1, 1998                San Angelo, Texas                        NBC
WDTN              June 1, 1998                 Dayton, Ohio                             ABC
WNAC              June 1, 1998                 Providence, Rhode Island and
                                                        New Bedford, Massachusetts      FOX
KVLY              November 1, 1998             Fargo, North Dakota                      NBC
KFYR              November 1, 1998             Bismarck, North Dakota                   NBC
KUMV              November 1, 1998             Williston, North Dakota                  NBC
KMOT              November 1, 1998             Minot, North Dakota                      NBC
KQCD              November 1, 1998             Dickinson, North Dakota                  NBC


Various subsidiaries hold the assets of the Stations. One subsidiary, Smith Acquisition Company (SAC) has a one percent equity interest controlled by Smith Broadcasting Group, Inc., (SBG). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. SBG's interest in SAC, which includes the assets of WTOV-TV and WNAC-TV, represents an insignificant portion of the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying consolidated financial statements include the consolidated accounts of the Company. All material intercompany items and transactions have been eliminated.

Reclassifications

         Certain reclassifications have been made to the 1997 financial statements to conform to current year's presentation.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Concentration of Risk and Accounts Receivable

         The Company serves the markets shown in Note 1 above. Accordingly, the revenue potential of the Company is dependent on the economy in these markets. The Company monitors the collectibility of its accounts receivable through continuing credit evaluations. Total provision for losses on doubtful accounts amounted to approximately $351,000 and $34,000 for the year ended December 31, 1998, and the ten months ended December 31, 1997, respectively.

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

Program Barter and Trade Transactions

         The Company purchases certain programming, which includes advertising time of the syndicator during the airing of the programs. The estimated fair value of advertising revenue received in program barter transactions is recognized as revenue and a corresponding program cost when the airtime is used by the advertiser. Additionally, the Company broadcasts certain customers' advertising in exchange for equipment, merchandise, or services. The estimated fair value of the equipment, merchandise or services received is recorded as deferred trade costs, the corresponding obligation to broadcast advertising is recorded as deferred trade revenues, resulting in a net current asset or net current liability. The deferred trade costs are expensed or capitalized as they are used, consumed or received. Deferred trade revenues are recognized as the related advertising is aired.

The following table summarizes program barter revenue and trade revenue.

                                                            Year Ended                 Ten Month Period Ended
                                                         December 31, 1998               December 31, 1997
                                                         -----------------               -----------------
Program barter revenue                                     $  1,261,312                    $    937,545
Trade revenue                                                   737,590                         580,575
                                                           ------------                    ------------
Total                                                      $  1,998,902                    $  1,518,120
                                                           ============                    ============

Property and Equipment

         Property and equipment of the Stations acquired were recorded at the estimate of fair value based upon independent appraisals, and property and equipment acquired subsequent thereto is recorded at

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

            Buildings and improvements                           20-39 years
            Broadcast equipment                                   5-15 years
            Vehicles                                                 3 years
            Furniture and computers                                  5 years

         Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized.

         The major classes of property and equipment are as follows:

                                                       December 31, 1998        December 31, 1997
                                                       -----------------        -----------------

            Land and improvements                        $   3,931,723            $   2,536,679
            Buildings and improvements                      13,728,627                8,726,962
            Broadcast equipment                             68,082,971               24,995,411
            Vehicles                                         1,767,270                  892,544
            Furniture and computers                          4,537,407                2,301,636
                                                         -------------            -------------
                                                            92,047,998               39,453,232
            Less: accumulated depreciation and
                     amortization                           (9,868,999)              (3,450,635)
                                                         -------------            -------------

                                                         $  82,178,999            $  36,002,597
                                                         =============            =============

Intangible Assets

         Intangible assets consist principally of values assigned to the Federal Communications Commission (FCC) licenses and network affiliation agreements of the Stations. Intangible assets are being amortized on the straight-line basis over 15 years.

Intangible assets consist of the following:

                                                      December 31, 1998        December 31, 1997
                                                      -----------------        -----------------

            FCC licenses                                 $  76,438,188           $  42,460,571
            Network affiliations                           189,813,529             132,005,474
            Other                                            3,772,616               2,431,669
                                                         -------------           -------------
                                                           270,024,333             176,897,714
            Less: Accumulated amortization                 (19,380,517)             (8,061,430)
                                                         -------------           -------------
                                                         $ 250,643,816           $ 168,836,284
                                                         =============           =============

Other Long-Term Assets

         Other long-term assets consist of values assigned to deferred financing and acquisition costs and the non-current portion of program rights. Deferred financing costs are amortized over the applicable loan period (seven or ten years) on a straight-line basis, and deferred acquisition and organization costs are amortized over a five year period on a straight-line basis.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other long-term assets consist of the following:

                                                             December 31, 1998         December 31, 1997
                                                             -----------------         -----------------

         Deferred financing and acquisition costs, net
            of accumulated amortization of $2,269,699
            and $1,097,743, respectively                       $ 11,016,417              $  9,590,604
         Program rights, net of current portion                  10,166,424                 8,597,548
                                                               ------------              ------------
                                                               $ 21,182,841              $ 18,188,152
                                                               ============              ============

Revenue Recognition

         The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast and are net of agency and national representative commissions.

Joint Operating Agreement

         The Company has a Joint Marketing and Programming Agreement with Clear Channel Communications (Clear Channel) under which Clear Channel programs certain airtime, including news programming for WNAC and manages the sale of commercial air time on WNAC and WPRI, the CBS station in Providence, for an initial period of ten years commencing July 1, 1996. The Company and Clear Channel each receive 50% of the broadcast cash flow generated by the two stations subject to certain adjustments. This amount is recorded by the Company in income from joint operating agreement in the accompanying consolidated statements of operations.

Income Taxes

         Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Long-Lived Assets

         Long-lived assets and identifiable intangibles are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount should be addressed. The Company has determined that there has been no impairment in the carrying value of long-lived assets of the Stations, as of December 31, 1998.

Fair Value of Financial Instruments

         The book value of all financial instruments approximates their fair value as of December 31, 1998 and December 31, 1997.

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

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Current Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs. Management does not believe the implementation of SOP 98-5 will have a material impact on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Management does not anticipate that this Statement will have a material impact on the Company's consolidated financial statements.

3. ACQUISITIONS:

1998 Acquisitions

         On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company (ARTC) for approximately $8,172,000. ARTC operated television stations KRBC and KACB, NBC affiliates for Abilene and San Angelo, Texas. The accompanying financial statements reflect the acquisition under the purchase method of accounting and include the results of operations from April 1, 1998. The acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The approximate purchase price was allocated as follows:

                  Property and equipment             $  5,503,000
                  Intangible assets                     6,570,000
                  Working capital                         303,000
                  Deferred taxes                       (4,204,000)
                                                     ------------
                                                     $  8,172,000
                                                     ============

         The acquisition was funded by borrowings under the Credit Agreement (see Note 6).

         In a series of transactions, the Company has acquired certain assets from Hearst-Argyle Stations, Inc., (Hearst) through transactions structured as an exchange of assets (the Hearst Transaction). On February 3, 1998, the Company agreed to acquire WPTZ, WNNE, and a local marketing agreement (LMA) for WFFF from Sinclair Broadcast Group, Inc. for $72,000,000, with the intention of using these assets in the Hearst Transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the FOX affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW, the NBC affiliate in Salinas, California, WPTZ and WNNE for WDTN, the ABC affiliate in Dayton, Ohio, WNAC, the FOX affiliate in Providence, Rhode Island, WNAC's interest in a Joint Marketing Programming Agreement with WPRI, the CBS affiliate in Providence, Rhode Island, and approximately $22,000,000 in cash. On April 24, 1998, the Company completed a purchase of non-license assets (all operating assets other than FCC licenses and other minor equipment) of WPTZ, WNNE and WFFF for $70,000,000. WFFF was sold by the Company to a related party on April 24, 1998 (see Note 9). Under the purchase method of accounting, the accompanying financial statements reflect the operations of WPTZ and WNNE for the period April 24, 1998 to May 31, 1998. Funds to complete the acquisition of WPTZ, WNNE, and WFFF were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement which was repaid on July 3, 1998.

         On June 1, 1998, the Company received contractually the benefits of the operation of stations WDTN, and WNAC and its joint operating agreement with WPRI. The accompanying financial statements reflect the asset swap using the purchase method of accounting and include the results of operations from June 1, 1998. The Company recorded a book gain of approximately $17,457,000 on the asset swap.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The fair value of the WDTN and WNAC assets were allocated as follows:

                  Property and equipment             $  19,615,000
                  Intangible assets                     93,892,000
                  Working capital                        3,084,000
                                                     -------------
                                                     $ 116,591,000
                                                     =============

         The swap was funded by borrowings of $72,500,000 under the Amended Credit Agreement (see Note 6), Sunrise invested an additional $10,400,000 in the Company in the form of additional contributed capital and from available cash.

         On November 1, 1998, the Company acquired substantially all of the assets of KVLY, KFYR, KUMV, KMOT, and KQCD (the Meyer Stations) from Meyer Broadcasting for approximately $65,259,000. The accompanying financial statements reflect the acquisition under the purchase method of accounting and include results of operations from November 1, 1998. The acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The final allocation of the purchase price is contingent on finalization of costs and expenses of the acquisition and the determination of certain liabilities, however, the allocation is not expected to differ materially from the preliminary allocation. The purchase price was allocated as follows:

                  Property and equipment             $32,615,000
                  Intangible assets                   33,568,000
                  Working capital                       (924,000)
                                                     -----------
                                                     $65,259,000
                                                     ===========

         The acquisition was funded by $43,500,000 of borrowing under the Amended Credit Agreement, $22,800,000 of additional contributed capital from Sunrise and available cash on hand.

         The results of operations for the year ended December 31, 1998 and the ten months ended December 31, 1997, include operations of each station from the respective date of acquisition. The following table summarizes the unaudited consolidated proforma results of operations for the calendar years ended December 31, 1998 and 1997 assuming the acquisitions during 1998 and the Hearst Transaction had occurred on January 1, 1998 and 1997.

                                                                UNAUDITED                 UNAUDITED
                                                                ---------                 ---------
                                                                  1998                      1997
                                                                  ----                      ----
                  Net revenue                                 $   83,885,000            $   69,653,000
                  Operating loss                                    (794,000)               (4,327,000)
                  Net loss after tax                             (22,352,000)              (18,826,000)
                  Net loss applicable to
                     common stock                                (30,312,000)              (22,590,000)
                  Net loss per share                                 (30,312)                  (22,590)
                  Weighted average shares outstanding                  1,000                     1,000

         The proforma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had each of the Stations been acquired at the beginning of 1997, nor is it indicative of the future results of operations.

1997 Acquisitions

         On March 1, 1997 , the Company acquired substantially all of the assets of WEYI, WROC, KSBW, and WTOV (the Jupiter/Smith Stations) from Jupiter/Smith TV Holdings, L.P. and Smith Broadcasting

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Partners,L.P. for approximately $163,176,000. The accompanying financial statements reflect the acquisition under the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The purchase price was allocated as follows:

                  Property and equipment             $  26,921,000
                  Intangible assets                    130,530,000
                  Working capital                        5,725,000
                                                     -------------
                                                     $ 163,176,000
                                                     =============

         The acquisition was funded by $90,800,000 in borrowings under the Credit Agreement and the sale of preferred and common stock in the approximate amount of $77,500,000.

         On October 1, 1997, the Company acquired 100% of the outstanding stock of WJAC, Incorporated (WJAC) for approximately $36,078,000. The accompanying financial statements reflect the acquisition under the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The purchase price was allocated as follows:

                  Property and equipment             $    9,777,000
                  Intangible assets                      48,534,000
                  Working capital                          (825,000)
                  Deferred taxes                        (21,408,000)
                                                     --------------
                                                     $   36,078,000
                                                     ==============

         The acquisition was funded by $17,000,000 of borrowing under the Credit Agreement, $15,000,000 of additional contributed capital from Sunrise, and available cash on hand.

         The results of operations for the ten months ended December 31, 1997, include operations of the Jupiter/Smith Stations and WJAC from the respective dates of acquisition. The following table summarizes the unaudited condensed consolidated pro forma results of operations for the calendar years ended December 31, 1997 and 1996 assuming all the 1997 station acquisitions had occurred on January 1, 1997 and 1996, respectively.

                                                                 UNAUDITED                 UNAUDITED
                                                                 ---------                 ---------
                                                                    1997                      1996
                                                                    ----                      ----
         Net revenue                                          $  48,448,000             $  47,480,000
         Operating loss                                             (92,000)                 (164,000)
         Net loss after tax                                     (11,422,000)              (11,494,000)
         Net loss applicable to common stock                    (15,900,000)              (15,994,000)
         Net loss per share                                         (15,900)                  (15,994)
         Weighted average shares outstanding                          1,000                     1,000

         The proforma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had each of the Stations been acquired at the beginning of 1997 or 1996, nor is it indicative of the future results of operations.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. ACCRUED EXPENSES:

         Accrued expenses consist of the following:

                                                            December 31, 1998         December 31, 1997
                                                            -----------------         -----------------

         Interest                                             $   3,269,444             $   3,273,520
         Compensation                                             1,529,883                   966,163
         National representative fees                               316,090                   171,204
         Property taxes                                             345,471                    69,433
         Professional fees                                          210,063                   181,442
         Other                                                      403,801                   211,952
                                                              -------------             -------------
         Total:                                               $   6,074,752             $   4,873,714
                                                              =============             =============

5. OBLIGATIONS FOR PROGRAM RIGHTS:

         The aggregate scheduled maturities of program rights obligations subsequent to December 31, 1998 are as follows:

                           Year                                            Amount
                           ----                                            ------

                           1999                                        $   8,230,567
                           2000                                            6,126,450
                           2001                                            2,704,860
                           2002                                            1,691,225
                           2003 and thereafter                               294,435
                                                                       -------------
                                                                          19,047,537
                           Less: Current portion                           8,230,567
                                                                       -------------
                           Long-term portion of
                               program rights payable                  $  10,816,970
                                                                       =============

6. LONG-TERM DEBT:

         To finance the Jupiter/Smith acquisition described in Note 3, the Company entered into a Credit Agreement with Chase Manhattan Bank and NationsBank of Texas, N.A., (the Credit Agreement), as agents for borrowings up to $95,000,000. The Credit Agreement provided for: (i) a seven-year term loan facility in the amount of $60,000,000 (the Term Loan); and (ii) a seven-year revolving credit facility in the amount of $35,000,000 (the Revolving Credit Facility) both expiring on February 27, 2004. On March 25, 1997, the Company completed a private placement of $100,000,000 principal amount of its 11% Senior Subordinated Notes (the Old Notes) due March 15, 2007. Proceeds from the sale of the Old Notes were used to repay all outstanding Term Loan and Revolving Credit borrowings under the Credit Agreement and the Term Loan facility was cancelled. The remaining net proceeds were available for general working capital purposes. On September 26, 1997, the Company completed an exchange offer in which all the Old Notes were exchanged for registered 11% Senior Subordinated Notes (the New Notes) of the Company having substantially the identical terms as the Old Notes.

         On July 2, 1998, the Company entered into an Amended and Restated Credit Agreement (the Amended Credit Agreement) with various lenders which provides a $100,000,000 term loan facility (the Amended Term Loan) and $65,000,000 revolving credit facility (the Amended Revolving Credit Facility). On July 3, 1998, the Company borrowed $70,000,000 on the Amended Term Loan and $2,500,000 on the Amended Revolving Credit Facility to fund the amounts owed Hearst under the Hearst Transaction, retire

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

outstanding amounts under the Credit Agreement, pay transaction fees and provide for working capital needs. The Company recorded a pretax extraordinary loss of $4,585,920 on the retirement of the Credit Agreement. The loss consisted of $2,421,476 of previously unamortized costs incurred on the Credit Agreement and $2,164,444 of financing fees paid to the lenders of the Amended Credit Agreement.

         The Amended Credit Agreement bears interest at an annual rate, at the Company's option, equal to the applicable borrowing rate plus the applicable margin as defined in the Amended Credit Agreement (8.38% at December 31, 1998), or the Eurodollar Rate plus the applicable margin as defined in the Amended Credit Agreement (7.155% at December 31, 1998). Interest rates may be reduced quarterly in the event the Company meets certain financial tests relating to consolidated leverage.

         The Amended Credit Agreement provides for first priority security interests in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Amended Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Amended Credit Agreement and the New Notes contain certain financial and operating maintenance covenants including a maximum consolidation leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.3:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Amended Credit Agreement and the New Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens; (iii) make any investments in other persons, other than certain permitted investments, (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At December 31, 1998, the Company was in compliance with the financing and operating covenants of both the Amended Credit Agreement and the New Notes.

         On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70,000,000 of its variable rate borrowings under the Amended Credit Agreement. The interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 7.025% at December 31, 1998. The variable interest rates are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the consolidated financial statements of the Company. The counter party to this agreement is one of the lenders under the Amended Credit Agreement.

         Interest on the New Notes is payable semiannually on March 15 and September 15 of each year. The New Notes will mature on March 15, 2007. Except as described below, the Company may not redeem the New Notes prior to March 15, 2002. On and after such date, the Company may redeem the New Notes, in whole or in part, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to March 15, 2000, the Company may, subject to certain requirements, redeem up to 25% of the aggregate principal amount of the New Notes with the net cash proceeds from one or more Public Equity Offerings at a redemption price equal to 111% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, provided that after any such redemption, at least 75% of the aggregate principal amount of the New Notes originally issued remain outstanding immediately after each such redemption. The New Notes will not be subject to any sinking fund requirements. Upon a change of control, as defined, the

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company will have the option, at any time on or prior to March 15, 2002, to redeem the New Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest plus the applicable premium and if the New Notes are not redeemed or if such change of control occurs after March 15, 2002, the Company will be required to offer to repurchase the New Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the repurchase date.

         The New Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The New Notes rank pari passu with any future senior subordinated indebtedness of the Company and will rank senior to all other subordinated indebtedness of the Company. The indenture under which the New Notes were issued permits the Company to incur additional indebtedness, including senior indebtedness subject to certain limitations.

         Long-term debt consists of the following:

                                                               December 31, 1998  December 31, 1997
                                                               -----------------  -----------------
         Amended Term Loan                                        $100,000,000       $         --
         Amended Revolving Credit Facility                          11,000,000                 --
         New Notes                                                 100,000,000        100,000,000
         Revolving Credit Facility                                          --         14,500,000
                                                                  ------------       ------------
         Total long-term debt                                      211,000,000        114,500,000
         Less: current portion                                       1,500,000                 --
                                                                  ------------       ------------
         Long-term debt, net of current portion                   $209,500,000       $114,500,000
                                                                  ============       ============

         The following table shows scheduled payments on long-term debt:

                           Year                                           Amount
                           ----                                           ------

                           1999                                     $    1,500,000
                           2000                                          5,000,000
                           2001                                         10,000,000
                           2002                                         14,500,000
                           2003                                         21,500,000
                           Thereafter                                  158,500,000
                                                                    --------------
                           Total                                    $  211,000,000
                                                                    ==============

         The following table shows interest expense for the periods indicated:

                                                                  Year Ended            Ten Months Ended
                                                               December 31, 1998        December 31, 1997
                                                               -----------------        -----------------

         New Notes                                               $   11,000,000           $   8,463,888
         Credit Agreements                                            4,357,963               1,030,151
         Hearst-Argyle loan (see Note 3)                                942,560                      --
         Other                                                               --                   8,002
                                                                 --------------           -------------
         Total                                                   $   16,300,523           $   9,502,041
                                                                 ==============           =============

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.  REDEEMABLE PREFERRED STOCK SERIES A:

         In connection with the Jupiter/Smith Stations acquisition, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30.0 million, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The New Notes and the Amended Credit Agreement prohibit the payment of cash dividends until May 31, 2002.

         The Redeemable Preferred Stock Series A is subject to mandatory redemption (subject to contractual and other restrictions with respect thereto and to the legal availability of funds therefor) in whole on February 28, 2008, at a price equal to the then effective liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Prior to February 28, 2008, the Company has various options on redemption of the Redeemable Preferred Stock Series A at various redemption prices exceeding the liquidation preference.

         The Company may, at its option, subject to certain conditions, including its ability to incur additional indebtedness under the New Notes and the Amended Credit Agreement, on any scheduled dividend payment date occurring on or after the Redeemable Preferred Stock Series A issuance date, exchange the Redeemable Preferred Stock Series A, in whole but not in part, for the Company's 14% subordinated exchange debentures due 2008 (the Exchange Debentures). Holders of the Redeemable Preferred Stock Series A will be entitled to receive $1.00 principal amount of Exchange Debentures for each $1.00 in liquidation preference of Redeemable Preferred Stock Series A.

         Holders of the Redeemable Preferred Stock Series A have no voting rights, except as otherwise required by law; however, the holders of the Redeemable Preferred Stock Series A, voting together as a single class, shall have the right to elect the lesser of the two directors or 25% of the total number of directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company on or after February 28, 2002, to pay cash dividends in full on the Redeemable Preferred Stock Series A for six or more quarterly dividend periods, the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock Series A, the breach or violation of one or more of the covenants contained in the Certificate of Designation, or the failure by the Company to repay at final stated maturity, or the acceleration of the final stated maturity of, certain indebtedness of the Company.

         The Certificate of Designation for the Redeemable Preferred Stock Series A and the indenture for the Exchange Debentures contain covenants customary for securities comparable to the Redeemable Preferred Stock Series A and the Exchange Debentures, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the New Notes.

8. TRANSACTIONS WITH AFFILIATES:

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the Monitoring and Oversight Agreement) with an affiliate of Hicks Muse (Hicks Muse Partners) pursuant to which Sunrise and the Company have agreed to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1, of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net revenues of the Company and its subsidiaries for the then-current fiscal year plus reimbursement of certain expenses.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received, and to be received, by Sunrise and the Company. Total payments related to this agreement amounted to approximately $201,000 and $139,000 for the year ended December 31, 1998 and the ten months ended December 31, 1997, respectively.

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the Financial Advisory Agreement) pursuant to which Hicks Muse Partners received a financial advisory fee of 1.5% of the transaction value at the closing of the Jupiter/Smith acquisition as compensation for its services as financial advisor to the Company. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" for each "add-on transaction" in which the Company is involved. The term "transaction value" means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. Total fees paid under this agreement for the year ended December 31, 1998 and the ten month period ended December 31, 1997 were $2,723,438 and $3,355,500, respectively, and were capitalized as cost of acquisition or netted against preferred stock.

         On March 1, 1997, affiliates of Hicks Muse purchased 250,000 shares of the Redeemable Preferred Stock for a purchase price of approximately $24.1 million (or 96.5% of the initial liquidation preference of such shares) and received in connection therewith warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchaser of the Redeemable Preferred Stock and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants.

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

         The Company has elected to participate in the Sunrise health, life, vision and dental program, long and short-term disability, travel accident and long-term care program. Management believes the amounts paid are representative of the services provided.

         A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months and who have attained the age of 21 years are generally eligible to participate. Certain employees represented by various unions have elected not to participate in the Plan or have established their own plans. Total contributions by the Company to the defined contribution 401(k) savings plan were approximately $341,000 and $135,000 for the twelve months ended December 31, 1998 and the ten months ended December 31, 1997, respectively.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company has contracts with national representation firms to sell advertising time. During 1998, entities controlled by Hicks Muse acquired certain of these firms. In 1999, the Company entered into extensions of certain of these contracts in the normal course of business on terms and conditions which the Company considered representative of current market conditions.

         On April 24, 1998, the Company sold to Robert N. Smith the assets and certain rights and obligations related to WFFF for $500,000, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operations of WFFF under a time brokerage agreement on April 24, 1998. The purchase price was secured by a note and liens on all of the assets sold and on July 23, 1998, the Company received full payment on the note.

9.  PENSION PLAN:

         In October 1997, the Company approved the termination of two WJAC non-contributory, defined benefit pension plans (the Plans) covering principally all full-time salaried and hourly employees and certain part-time employees of WJAC. Effective December 31, 1997, the Company froze pension benefits at the current level and suspended future benefit accruals. The Company terminated the Plans during 1998. Final distribution to current and former employees and expenses related to the termination were paid out of the Plans' assets in 1998.

10. INCOME TAXES:

         STC Broadcasting, Inc. files a consolidated federal income tax return with all qualified subsidiaries. All nonqualifying subsidiaries file a separate federal income tax return. STC Broadcasting, Inc. and certain subsidiaries file separate state income tax returns. The provision (benefit) for income taxes consists of the following for the year ended December 31, 1998 and the ten months ended December 31, 1997:

                                                                         1998               1997
                                                                         ----               ----

         Deferred Provision (Benefit):
              Federal                                                $ 1,659,000        $  (269,000)
              State                                                      164,000            (30,000)
                                                                     -----------        -----------
                  Total income tax provision (benefit)               $ 1,823,000        $  (299,000)
                                                                     ===========        ===========

         Deferred taxes reflect the tax effect on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability as of December 31, 1998 and 1997, are as follows:

                                                                        1998                                1997
                                                                        ----                                ----

         Deferred Tax Assets:
              Net operating loss (NOL) carryforward                $    4,734,000                     $   2,735,000
              Deferred debt costs                                       1,573,000                                --
              Post retirement benefit obligations                         198,000                           198,000
              Allowance for doubtful accounts                             232,000                            95,000
              Other                                                       222,000                            82,000
                                                                   --------------                     -------------
                                                                        6,959,000                         3,110,000
                                                                   --------------                     -------------
          Deferred Tax Liabilities:
              Intangible assets                                       (22,122,000)                      (20,551,000)
              Deferred gain on asset exchange                          (5,664,000)                               --
              Property and equipment                                   (4,503,000)                        (3,276,000)
                                                                   --------------                     -------------
                                                                      (31,389,000)                      (23,827,000)
                                                                   --------------                     -------------
                  Net deferred tax liability                          (24,430,000)                      (20,717,000)
                  Less: valuation allowance                              (980,000)                         (392,000)
                                                                   --------------                     -------------
                                                                   $  (25,410,000)                    $ (21,109,000)
                                                                   ==============                     ==============

         The Company has federal and state NOL carryforwards which expire in 2017 and 2018. During the year ended December 31, 1998 and the ten months ended December 31, 1997, the Company created $588,000 and $392,000, respectively, of valuation allowance to reserve for deferred tax assets resulting from nonqualifying subsidiaries' NOLs for the tax reporting period and for other deferred tax assets.

         During 1997 the Company created $2,743,000 in valuation allowance to reserve for deferred tax assets created as a result of STC Broadcasting, Inc. and qualified subsidiaries' NOLs. This valuation allowance was reversed as a result of the WJAC acquisition and the reversal was charged against the intangible assets of WJAC in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes."

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The reconciliation of the income tax provision (benefit) based on the federal statutory federal income tax rate (34 percent) to the Company's income tax provision (benefit) is as follows for the year ended December 31, 1998 and for the ten months ended December 31, 1997:

                                                                            1998               1997
                                                                            ----               ----

         Tax provision (benefit) at the statutory rate                  $  980,000      $  (2,760,000)
         State income tax provision (benefit), net of
           federal tax effect                                              202,000           (417,000)
         Valuation allowance                                               588,000          2,845,000
         Other                                                              53,000             33,000
                                                                        ----------      -------------
                                                                        $1,823,000      $    (299,000)
                                                                        ==========      =============

11. COMMITMENT AND CONTINGENCIES:

Legal Proceedings

         The Company is subject to legal proceedings and claims in the normal course of business. In the opinion of management, after discussion with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Management Contracts

         The Company has entered into five-year employment agreements with four members of senior management for minimum base compensation of $250,000 and an annual bonus based upon criteria established by the Board of Directors. If prior to the fourth anniversary of the executive officers employment date, the executive officer terminates his employment for good reason, as defined, or Sunrise or the Company terminate his employment for any reason other than for cause, as defined, then such executive officer shall be paid his salary and shall continue to be covered by certain employee benefit plans for 12 months or until the third anniversary of the employment date, whichever period is longer; provided, however, that continued coverage under any employee benefit plan of Sunrise or the Company shall terminate upon such executive officer becoming eligible for comparable benefits pursuant to new employment. In the event of a change of control (as defined in the agreements) prior to the fourth anniversary of the Employment Date, either Sunrise, the Company, or the executive officer may terminate the employment agreement concurrently with sale and receive the salary and benefits on the same terms described in the preceding sentence.

Employees

         At December 31, 1998, the Company had 648 full time and 85 part time employees. The Company had 237 employees represented by seven different union locals with one of the local contracts expiring in 1999, two in 2000, three in 2002, and one in 2003. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good, however, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute which could have a material adverse effect on the Company's business, financial conditions and/or results of operations.

12. SEGMENT INFORMATION

         The Company has 12 reportable segments and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas (DMA) as defined by A. C. Nielsen Company. The majority of each

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

segments' revenues are broadcast related.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before interest income, interest expense, income taxes, nonrecurring gains and losses, and extraordinary items.

         The Company has no significant intersegment sales or transfers other than that interest is allocated to subsidiaries but not divisions. All segments have local distinct management separate from corporate management. Each management team is evaluated based upon the results of operations of their station.

         The following tables set forth information by segments and reconcile segment information to consolidated financial statements.

                                ($ in thousands)

                             Year           Net          Net         Total       Capital     Depreciation     New       Program
                                          Revenues      Income       Assets    Expenditures      and        Program   Amortization
                                                        (Loss)                               Amortization    Rights
----------------------------------------------------------------------------------------------------------------------------------
WDTN                         1998          12,562        1,668       60,931          806         2,990          2       1,668
                             1997              --           --           --           --            --         --          --

WEYI                         1998           9,227          890       28,768          400         2,601        390         415
                             1997           7,042          541       30,685          813         2,025        267         346

WROC                         1998          11,652         (580)      39,199          442         3,157        100       1,890
                             1997           9,803         (201)      44,109          658         2,566      1,222       1,603

WTOV                         1998           8,677         (197)      23,203          468         1,941        390         440
                             1997           6,663       (1,070)      24,728          322         1,590        424         322

WJAC                         1998          10,091       (4,210)      46,222          789         4,693        141         616
                             1997           2,678       (1,286)      50,661          343           764         --         151

WNAC/WPRI                    1998           2,522       (1,381)      30,903            7         1,333         --          --
                             1997              --           --           --           --            --         --          --

KSBW                         1998           5,068        8,241           --           50         1,307         --         436
                             1997          10,045          744       41,710          654         2,488      1,794         792

KRBC/KACB                    1998           3,207         (565)      13,474        1,814           825        196         102
                             1997              --           --           --           --            --         --          --

KVLY                         1998           1,229          143       17,895          303           319         --          78
                             1997              --           --           --           --            --         --          --

KFYR/KMOT/KUMV and KQCD      1998           1,601         (375)      43,367          477           747         --          51
                             1997              --           --           --           --            --         --          --

WNNE/WPTZ                    1998           1,287          545           --           --           469         --          --
                             1997              --           --           --           --            --         --          --

Corporate                    1998              --      (16,395)       8,895           17           927         --          --
                             1997              --       (8,375)       8,647           58           993         --          --

License Corporations         1998              --       10,417       71,657           --         3,725         --          --
                             1997              --        1,828       40,251           --         2,208         --          --
----------------------------------------------------------------------------------------------------------------------------------
Company Totals:              1998          67,123       (1,799)     384,512        5,573        25,034      1,219       5,696
                             1997          36,231       (7,819)     240,791        2,848        12,634      3,707       3,214
==================================================================================================================================

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                ($ in thousands)

                           Year             Income Tax       Gain on        Interest
                                             (Benefit)       Asset Swap     Income         Interest expense*
------------------------------------------------------------------------------------------------------------------

WJAC                       1998              $    --       $    --             $  5              $2,080
                           1997                   --            --                1               1,031

WEYI                       1998                   --            --               --                  --
                           1997                   --            --               --                  --

KSBW                       1998                   --         7,895               --                  --
                           1997                   --            --               --                  --

WNNE/WPTZ                  1998                   --         1,562                5                  --
                           1997                   --            --               --                  --

License corporations       1998                   --         8,000               --                  --
                           1997                   --            --               --                  --

Corporate office           1998                   97            --              202              10,600
                           1997                 (299)           --              289               6,812

KRBC/KACB                  1998                   --            --                3                 528
                           1997                   --            --               --                  --

WTOV                       1998                   --            --               --               1,600
                           1997                   --            --               --               1,659

WNAC/WPRI                  1998                   --            --               --               1,493
                           1997                   --            --               --                  --
------------------------------------------------------------------------------------------------------------------
Company Totals:            1998              $    97       $17,457             $215             $16,301
                           1997                 (299)           --              290               9,502
==================================================================================================================

* Note: All other stations were divisions of STC Broadcasting, Inc. and no interest was allocated to them in 1998 and 1997. The extraordinary loss on early retirement of debt and tax provision and benefits were allocated entirely to the corporate office.

13.  SUBSEQUENT EVENTS:

Acquisition of WUPW

         On February 5, 1999, the Company completed the acquisition of the assets related to WUPW from Raycom Media, Inc. pursuant to the terms of an asset purchase agreement dated July 24, 1998. The purchase price including fees and expenses was approximately $74,400,000. WUPW, Channel 36, is the FOX-affiliated television station serving the Toledo, Ohio, market. The Company financed the acquisition with $40,000,000 of borrowings under the Amended Revolving Credit Facility, and $35,000,000 of newly issued Redeemable Preferred Stock Series B.

Redeemable Preferred Stock Series B:

         On February 5, 1999, the Company entered into a $90,000,000 Redeemable Preferred Stock Series B bridge financing agreement (Preferred Agreement) with three purchasers, two of which are participants in the New Credit Agreement, and sold $35,000,000 or 35,000 shares of Redeemable

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Preferred Stock Series B to fund the WUPW purchase, and $2,500,000 or 2,500 shares to fund an escrow account to pay dividends on the stock. The remaining amounts under the Preferred Agreement are available for acquisitions by the Company, as defined.

         The Redeemable Preferred Stock Series B has a par value of $0.01 per share with a liquidation preference of $1,000 per share. With respect to dividends and distributions upon liquidation, winding up and dissolution of the Company, the Redeemable Preferred Stock Series B rank on a parity with the 14% Redeemable Preferred Stock Series A. Dividends are payable monthly at either:
(i) LIBOR for the applicable dividend period plus 125 basis points; or (ii) the ABR rate. At the option of the Company, any dividends payable on any dividend payment date after August 5, 1999, may be paid in additional whole shares of Redeemable Preferred Stock Series B.

         At any time, the Company may redeem the shares of Redeemable Preferred Stock Series B at a redemption price equal to 100% of the liquidation preference per share plus all accumulated and unpaid dividends per share (Redemption Value). On December 31, 2008, the Company will have an obligation to redeem the then outstanding shares and concurrently with the consummation of any offering of any debt or equity securities of the Company or Sunrise use the net cash proceeds to redeem the Redeemable Preferred Stock Series B at the Redemption Value. The Holders of Redeemable Preferred Stock Series B, except as required by Delaware law, shall not be entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Company. Under certain conditions related to non-payment of dividends, the holders of the Redeemable Preferred Stock Series B may have the right to elect the lesser of two directors or 25% of the members of the Board of Directors.

         On February 5, 1999, Hicks, Muse, Tate and Furst Equity Fund III, L.P.
(Fund) and other related Hicks Muse entities entered into a Put and Call Agreement with the purchasers of the Redeemable Preferred Stock Series B. At the time of a Trigger Event, any of the purchasers may require the Fund to purchase outstanding shares of the Redeemable Preferred Stock Series B at the Redemption Price. Trigger Events are defined as the earliest to occur of: (i) the occurrence of an event of default under the New Notes, the Amended Credit Agreement or the Preferred Agreement; (ii) a failure to comply with any terms of the Certificate of Designation with respect to the Redeemable Preferred Stock Series B; or (iii) August 5, 1999. The Fund has the right to call the Redeemable Preferred Stock Series B at the Redemption Value at any time.

Additional Swap Agreement

         On February 9, 1999, the Company entered into a two year interest rate swap agreement, which is extendable by the other party for an additional two years, to reduce the impact of changing interest rates on $40,000,000 of its floating rate borrowings from the Amended Credit Agreement. The interest rate was fixed at 5.06% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.935%. The floating interest rates are based upon the three month LIBOR and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the consolidated financial statement of the Company. The counter party to this agreement is one of the lenders under the Amended Credit Agreement.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Sale of WROC-TV

         On March 3, 1999, the Company, STC License Company and Nexstar Broadcasting of Rochester, Inc. ("Nexstar") entered into an Asset Purchase Agreement (the "Rochester Agreement"). Pursuant to the Rochester Agreement, the Company and STC License Company will sell to Nexstar the television broadcast license and assets of WROC-TV Channel 8, Rochester, New York. The total purchase price for WROC will be approximately $46,000,000 subject to adjustment for certain customary proration amounts. Closing of this sale is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission.

Purchase Agreement for WICS, WICD, and KGAN

         On March 16, 1999, the Company and Sinclair Communications, Inc. ("Sinclair") entered into a Purchase Agreement (the "Sinclair Agreement"). Pursuant to the Sinclair Agreement, the Company will purchase from Sinclair WICS-TV Channel 20, Springfield, Illinois, WICD-TV Channel 15, Champaign, Illinois and KGAN-TV Channel 2, Cedar Rapids, Iowa for a total purchase price of $81,000,000. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Jupiter/Smith TV Holdings, L.P.:

         We have audited the accompanying combined statements of operations, partners' equity and cash flows of Smith Television of Michigan, L.P., Smith Television of Rochester, L.P., Smith Television - WTOV, L.P. and Smith Television of Salinas-Monterey, L.P., and their respective licensed subsidiaries, (collectively, the Partnerships) for the two months ended February 28, 1997, and the year ended December 31, 1996. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Arthur Andersen, LLP


Tampa, Florida
February 18, 1998

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                        COMBINED STATEMENTS OF OPERATIONS

                                                                 For the Year       For the Two Months
                                                                    Ended                 Ended
                                                              December 31, 1996     February 28, 1997
                                                              -----------------     -----------------

REVENUES:
  Broadcasting spot revenues, net of agency and national
     representative commissions of $6,605,677 and
     $861,100, respectively ............................         $ 33,094,978          $ 4,360,352
  Network compensation .................................            2,752,359              465,400
  Trade and barter .....................................              968,460              213,396
  Other revenue ........................................              742,995              188,733
                                                                 ------------          -----------
         Net revenues ..................................           37,558,792            5,227,881
                                                                 ------------          -----------
EXPENSES:
  Station operating ....................................           12,572,516            2,078,753
  Selling, general and administrative ..................            8,513,562            1,525,923
  Trade and barter .....................................            1,058,676              181,432
  Depreciation of property and equipment ...............            4,285,734              756,999
  Amortization of intangibles ..........................            5,860,048              976,884
  Corporate expense ....................................              840,135              146,000
                                                                 ------------          -----------
         Total operating expenses ......................           33,130,671            5,665,991
                                                                 ------------          -----------
         Operating income (loss) .......................            4,428,121             (438,110)
INTEREST INCOME ........................................               92,882               20,662
INTEREST EXPENSE .......................................           (6,072,477)            (962,920)
OTHER INCOME, net (note 6) .............................            1,459,770               18,522
                                                                 ------------          -----------
NET LOSS ...............................................         $    (91,704)         $(1,361,846)
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

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                     COMBINED STATEMENTS OF PARTNERS' EQUITY

                                              For the Year        For the Two Months
                                                  Ended                 Ended
                                            December 31, 1996     February 28, 1997
                                            -----------------     -----------------

PARTNERS' EQUITY, beginning of period                   --          $ 36,313,296
  Partners' contributions ...........         $ 36,405,000                    --
  Net loss ..........................              (91,704)           (1,361,846)
                                              ------------          ------------
PARTNERS' EQUITY, end of period .....         $ 36,313,296          $ 34,951,450
                                              ============          ============



             See accompanying notes to combined financial statements.

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                  For the Year       For the Two Months
                                                                                     Ended                 Ended
                                                                               December 31, 1996     February 28, 1997
                                                                               -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................          $     (91,704)         $(1,361,846)
  Adjustments to reconcile net loss to net cash provided
         by operating activities -
    Depreciation of property and equipment .............................             4,285,734              756,999
    Amortization of intangibles ........................................             5,860,048              976,884
    Amortization of program rights .....................................             3,580,799              620,416
    Payments on syndicated program and film obligations ................            (3,590,265)            (621,037)
    (Increase) decrease in accounts receivable .........................            (1,292,494)           1,210,423
    Increase in other current assets ...................................              (398,791)            (246,862)
    Increase in accounts payable and accrued expenses ..................             1,259,338              297,410
    Loss on disposal of property and equipment .........................                33,118                   --
                                                                                 -------------          -----------
         Net cash provided by operating activities .....................             9,645,783            1,632,387
                                                                                 -------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of television stations ..................................          (105,353,237)                  --
  Capital expenditures .................................................            (2,965,697)            (263,644)
  Proceeds from disposal of property and equipment .....................                65,889                   --
  Other ................................................................               (45,104)              31,101
                                                                                 -------------          -----------
         Net cash used in investing activities .........................          (108,298,149)            (232,543)
                                                                                 -------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit agreement .......................................            68,300,000                   --
  Principal payments on credit agreement ...............................            (3,300,000)                  --
  Partners' contributions ..............................................            36,405,000                   --
                                                                                 -------------          -----------
         Net cash provided by financing activities .....................           101,405,000                   --
                                                                                 -------------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................             2,752,634            1,399,844
CASH AND CASH EQUIVALENTS, beginning of period .........................                    --            2,752,634
                                                                                 -------------          -----------
CASH AND CASH EQUIVALENTS, end of period ...............................         $   2,752,634          $ 4,152,478
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

                       SMITH TELEVISION OF MICHIGAN, L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 AND FEBRUARY 28, 1997

1. ORGANIZATION AND NATURE OF OPERATIONS:

         The accompanying financial statements present the combined results of operations, partners' equity, and cash flows for the year ended December 31, 1996 and the two months ended February 28, 1997 of four limited partnerships:
Smith Television of Michigan, L.P., Smith Television of Rochester, L.P., Smith Television - WTOV, L.P. and Smith Television of Salinas-Monterey, L.P., and their respective licensed subsidiaries, (collectively, the Partnerships). The Partnerships own the following commercial television stations: WEYI, Saginaw, Flint and Bay City, Michigan; WROC, Rochester, New York; WTOV, Wheeling, West Virginia and Steubenville, Ohio; and KSBW, Monterey-Salinas, California (collectively, the Stations). Stations WEYI, WTOV and KSBW are NBC affiliates and station WROC is a CBS affiliate. The Partnerships are controlled by Jupiter/Smith TV Holdings, L.P. (Jupiter/Smith) and Smith Broadcasting Partners, L.P. (SBP). Under the terms of the Partnerships' agreements, SBP is the managing general partner. Income and loss is generally allocated based on capital contribution percentages. The Partnerships were formed on December 13, 1995 and acquired the Stations in January 1996 for a total purchase price of approximately $105,400,000, including transaction fees and working capital.

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

2. SALE OF THE ASSETS OF THE PARTNERSHIPS:

         On March 1, 1997, Jupiter/Smith and SBP completed the sale of substantially all of the assets of the Partnerships to STC Broadcasting, Inc.
(STC) and Smith Acquisition Company (SAC) for an aggregate sales price of approximately $157,000,000. In connection with the sale, STC and SAC will assume the Partnerships' television programming obligations, certain accounts payable and accrued liabilities, and certain other obligations relating to the operations of the Stations after the closing date. The Partnerships will retain all other liabilities of the Partnerships, including the Credit Agreement with Chase Manhattan Bank.

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

Program Rights

         The Partnerships have agreements with distributors for the rights to television programming over contract periods which generally run from one to four years. Each contract is recorded as an asset and liability when the license agreement is signed. The capitalized cost of program rights for one-time only programs is amortized on a straight-line basis over the period of the program rights agreements. The capitalized cost of program rights for multiple showing syndicated program material is amortized on an accelerated basis over the period of the program rights agreement. Program rights are reflected in the consolidated financial statements at the lower of unamortized cost or estimated net expectation of future advertising revenues net of sales commissions to be generated by the program material.

Property and Equipment

         Property and equipment acquired in purchase transactions are recorded at the estimate of fair value based upon independent appraisals and property and equipment acquired subsequent thereto are recorded at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

                  Buildings.............................       39 years
                  Broadcast equipment...................   5 - 15 years
                  Automobiles...........................        3 years
                  Furniture and computers...............        5 years

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

Allocation of Partnerships' Loss

         The Partnerships' loss for the year ended December 31, 1996 and the two months ended February 28, 1997, is allocated as described by the Partnership Agreement.

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

                        SMITH TELEVISION OF MICHIGAN L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                        SMITH TELEVISION - WTOV, L.P. AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


4.  CREDIT AGREEMENT

         To finance the acquisitions described in Note 1 and to provide for future operating capital, the Partnerships entered into a Credit Agreement with Chase Manhattan Bank, N.A. (the Credit Agreement), as administrative agent for borrowings of up to $72,000,000. The borrowings are collateralized by all of the Partnerships' assets and outstanding Partnership interests.

         Under the Credit Agreement, the Partnerships have the option to maintain domestic and Eurodollar loans. Interest on borrowings under this agreement are at varying rates based, at the Partnerships' option, on the banks' prime rate or the London Interbank Offering Rate (LIBOR), plus a fixed percent, and are adjusted based upon the ratio of total debt to earnings before interest, taxes, depreciation, and amortization. The weighted average interest rate during 1996 and the two months ended February 28, 1997, was 9.08% and 8.9%, respectively. Additionally, commitment fees of 0.5% are payable quarterly.

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

         A defined contribution savings plan (401k) (the Plan) is provided to employees of the Partnerships by an affiliate. Employees of the Partnerships who have been employed for six months, who have attained the age of 21 years and who have completed 1,000 hours of service are generally eligible to participate. Certain employees represented by various unions have elected not to participate in the Plan

                        SMITH TELEVISION OF MICHIGAN L.P.
                       SMITH TELEVISION OF ROCHESTER, L.P.
                        SMITH TELEVISION - WTOV, L.P. AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


or have established their own plans. Amounts contributed to the Plan by the Partnerships amounted to $131,429 in 1996 and $35,682 for the two months ended February 28, 1997.

         Management believes the costs incurred in connection with the above affiliate programs approximate the costs that would be incurred if the Partnerships procured such services on a stand-alone basis.

OTHER INCOME:

         Other income for the periods indicated consisted of the following:

                                                                          For the Year       For the Two Months
                                                                             Ended                Ended
                                                                       December 31, 1996     February 28, 1997
                                                                       -----------------     -----------------

         Payment received from an unaffiliated network, net..........     $ 1,500,000            $     --
         Loss on disposal of equipment...............................         (33,118)                 --
         Other.......................................................          (7,112)             18,522
                                                                          -----------            --------
                                                                          $ 1,459,770            $ 18,522
                                                                          ===========            ========

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

                                   SCHEDULE II

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                      -----
                  TELEVISION STATIONS WEYI, WROC, WTOV AND KSBW
                                      -----
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         Balance at  Charged to  Charged                  Balance
                                         Beginning   Costs and   to Other                 at End
           Description                   of Period    Expenses   Accounts   Deductions   of Period
           -----------                   ---------    --------   --------   ----------   ---------

STC BROADCASTING, INC.

Allowance for doubtful accounts
     Year ended December 31, 1998           $286        $351      $192(1)     $ 325        $504

Ten months ended December 31, 1997          $ --        $ 34      $346(1)     $ (94)       $286

TELEVISION STATIONS WEYI,
   WROC, WTOV, and KSBW

Allowance for doubtful accounts
   Two months ended February 28, 1997       $223        $ 16      $ --        $ (21)       $218

   Year ended December 31, 1996             $ --        $121      $329(1)     $(227)       $223

Amounts represent allowance for doubtful account balances purchased in connection with the acquisition of certain television stations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to Report

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of Sunrise and the Company as of March 1, 1999.

Name                 Age                       Title
----                 ---                       -----

Robert N. Smith      54       President of Sunrise and Chief Executive Officer and
                                Director of Sunrise and the Company
Sandy DiPasquale     51       President and Chief Operating Officer of the Company
                                and Executive Vice President and Chief Operating
                                Officer of Sunrise
David A. Fitz        54       Senior Vice President and Chief Financial Officer
                                of Sunrise and the Company
John M. Purcell      56       Regional Vice President of Sunrise and the Company
John R. Muse         47       Chairman of the Board of Directors of Sunrise and the
                                Company
Michael J. Levitt    39       Director of Sunrise and the Company
John H. Massey       58       Director of Sunrise and the Company
Daniel S. Dross      40       Director of Sunrise and the Company

    Mr. Smith has served in the broadcast industry for 19 years and served as President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company since their formation. Since 1985, Mr. Smith has served as President and majority stockholder of SBG, which owns, operates and manages seven television stations in addition to the Company's Stations, and has served as Chief Executive Officer of SBP, an affiliate of SBG. From 1983 to 1985, Mr. Smith served as an officer, director and part owner of Heritage Broadcasting Company, which was the licensee of WCTI-TV, New Bern, North Carolina. Mr. Smith first became involved with the television broadcast industry as an attorney in the Broadcast Bureau of the FCC from 1971 to 1974. Thereafter, Mr. Smith's career included substantial government service, including serving on the White House Staff in 1977 and as Assistant Director for Community Services Administration from 1977 to 1979, prior to returning full time to the broadcast industry in 1983.

         Mr. DiPasquale has served in the broadcast industry for 19 years and served as President of the Company and Executive Vice President and Chief Operating Officer of Sunrise since their formation. From January of 1996 through February of 1997, Mr. DiPasquale served as Chief Operating Officer of SBP and was responsible for the day-to-day operations and from November 1994 to January 1996 was associated with SBG. From 1989 to 1994, Mr. DiPasquale served as President, Chief Executive Officer and was a part owner of SD Communications, Inc., KBS, Limited Partnership and KBS, Inc., which were the owners of KWCH-TV, Wichita, Kansas, and its affiliated stations in Hays, Goodland and Dodge City, Kansas. From 1986 to 1988, Mr. DiPasquale served as President and General Manager and was a partner in WGRZ-TV, Buffalo, New York. Prior to such time, Mr. DiPasquale served in sales and management positions at various television broadcast stations in the Buffalo area.

         Mr. Fitz has served in the broadcast industry for 21 years and served as Senior Vice President and Chief Financial Officer of Sunrise and the Company since their formation. From January 1996 through February 1997, Mr. Fitz served as Chief Financial Officer of SBP and as an officer and director of each of the SBG affiliated companies. Mr. Fitz has held various positions with SBG affiliated companies since 1986. Prior to joining SBG, Mr. Fitz served for nine years as Executive Vice President and Chief Financial Officer of the Broadcast Division of Gulf Broadcast Company, which at that time owned six television and eight radio broadcast stations. Prior to that time, Mr. Fitz was a manager with KPMG Peat Marwick, which he joined in 1969.

         Mr. Purcell has served in the broadcast industry for 36 years and served as Regional Vice President of Sunrise and the Company and as General Manager of WROC-TV, Rochester, New York, since March 1997. From January 1996, through February 1997, Mr. Purcell served as Senior Vice President of SBP and General Manager of WROC-TV, Rochester, New York. From November 1994, to January 1996, Mr. Purcell was associated with SBG. From 1986 to September 1994, Mr. Purcell served as Vice President and General Manager of WHTM-TV, Harrisburg, Pennsylvania, an SBG-owned station. Prior to such time, Mr. Purcell served as President and General Manager of WGHP-TV, Greensboro, North Carolina, and as Vice President and Director of Sales of WTSP-TV, Tampa/St. Petersburg, Florida.

         Mr. Muse has served as Chairman of the Board of Directors of the Company and Sunrise since its formation. Mr. Muse is Chief Operating Officer and Partner of Hicks, Muse, and co-founded the firm in 1989. At Hicks, Muse, Mr. Muse has been actively involved in originating, structuring, and monitoring Hicks Muse's investments. From 1984 to 1989, Mr. Muse headed the merchant/investment banking operations of Prudential Securities for the Southwestern region of the United States. From 1980 to 1984, Mr. Muse served as Senior Vice President and a Director of Schneider, Bernet & Hickman, Inc., in Dallas, and was responsible for that firm's investment banking activities. Mr. Muse serves as Chairman of Arena Brands, Inc., and Lucchese, Inc. He is a director for Arnold Palmer Golf Management Co., Glass's Group, International Home Foods, Inc., LIN Television Corporation, Olympus Real Estate Corporation, Regal Cinemas, Inc., and Suiza Foods Corporation. Mr. Muse also serves on the Board of Directors for Goodwill Industries, SMU Edwin L. Cox School of Business, the UCLA Anderson School Board of Visitors, and the Board of Trustees of St. Mark's School of Texas.

         Mr. Levitt has served as a director of the Company and Sunrise since its formation. Mr. Levitt has been a partner of Hicks Muse since 1996, and is involved in originating, structuring, executing, and monitoring Hicks Muse's investments as well as building relationships with investment and commercial banking firms. Prior to joining Hicks Muse, Mr. Levitt served as a Managing Director and Deputy Head of

Investment Banking with Smith Barney, Inc. from 1993 through 1995. From 1986 through 1995, Mr. Levitt was a Managing Director with Morgan Stanley & Co. responsible for corporate finance, merger and acquisition and high yield activities with leveraged buyout firms and non-investment grade companies. Mr. Levitt serves as a director of LIN Television Corporation, Capstar Broadcasting Corporation, Atrium Companies, Inc., and International Home Foods, Inc.

         Mr. Massey has served as a director of the Company and Sunrise since its formation. Until August 2, 1996, Mr. Massey served as the Chairman of the Board and Chief Executive Officer of Life Partners Group, Inc., an insurance holding company, having assumed those offices in October 1994. Prior to joining Life Partners, he served, since 1992, as the Chairman of the Board of, and currently serves as a director of, FSW Holdings, Inc., a regional investment banking firm. Since 1986, Mr. Massey has served as a director of Gulf-California Broadcast Company, a private holding company, that was sold in May 1996. From 1986 to 1992, he also was President of Gulf-California Broadcast Company. From 1976 to 1986, Mr. Massey was President of Gulf Broadcast Company, which owned and operated 6 television stations and 11 radio stations in major markets in the United States. Mr. Massey currently serves as a director of Chancellor Media Corp., Central Texas Bankshare Holdings, Inc., Hill Bank and Trust Co., Hill Bancshares Holdings, Inc., Bank of the Southwest of Dallas, Texas, Columbus State Bank, Columbine JDS Systems, Inc., and the Paragon Group, Inc.

         Mr. Dross serves as a Senior Vice President of Hicks Muse where he has been employed since 1991. Prior to joining Hicks Muse, Mr. Dross was employed for five years as a Vice President in the investment banking division of Prudential Securities in New York and Dallas. Mr. Dross is a graduate of Dartmouth College and received his M.B.A. from the Wharton School of Business at the University of Pennsylvania.

         All directors hold office for one year terms and until their successors are duly elected and qualified. The Board of Directors of the Company established an Executive Committee to which Messrs. Massey, Muse and Levitt have been appointed, and an Audit Committee and Compensation Committee to which Messrs. Levitt, Massey and Muse have been appointed. Directors of the Company are elected by Sunrise, the sole stockholder of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of its four most highly compensated executive officers whose total cash compensation for the period January 1, 1998 through December 31, 1998 exceed $100,000.

                                                                                                  All Other
Name and Principal Position          Salary             Bonus          Other Compensation      Compensation(2)
---------------------------         --------           --------        ------------------      ---------------

Robert N. Smith(4)
   Chief Executive Officer          $300,000           $100,000           $ 5,000   (1)            $3,000

Sandy DiPasquale
   Chief Operating Officer          $300,000           $100,000           $ 6,668   (1)            $3,000

David A. Fitz
   Chief Financial Officer          $275,000           $100,000           $ 5,000   (1)            $3,000

John M. Purcell
   Regional Vice President          $259,400                 --           $ 8,680   (1)            $3,000

David LaFrance
   Vice President and
   General Manager WDTN-TV          $239,632           $ 20,000           $58,824   (3)            $3,000

(1) Dollar value of premiums for life insurance reimbursed by the Company.
(2) Represents amounts contributed by the Company to the Sunrise 401(k) Savings Plan.
(3) Represents amount of deferred compensation included in employment letter.
(4) Compensation decisions are made by the Board of Sunrise and it is anticipated that Robert Smith will continue to serve both as an executive officer and a director during 1999.

Employment Agreements

         In connection with the Acquisition, each of Robert N. Smith, Sandy DiPasquale, David A. Fitz and John M. Purcell has entered into five-year employment agreements with the Company and Sunrise. Each employment agreement is subject to automatic successive one-year renewal terms that take effect unless notice of non-renewal is given by either party to the agreement at least 120 days prior to the expiration of the initial term or annual extension, as the case may be. The compensation provided Messrs. Smith, DiPasquale, Fitz and Purcell under their respective agreements includes an annual base salary of $250,000 each, subject to adjustment at the sole discretion of the Board of Directors of Sunrise, and an annual bonus based upon criteria to be established by the Board of Directors of Sunrise at the beginning of each fiscal year. These executives are also entitled to participate in certain benefit plans of Sunrise and the Company. If prior to the fourth anniversary of the Employment Date, the executive officer terminates his employment for good reason (as defined) or Sunrise or the Company terminate his employment for any reason other than for cause (as defined), then such executive officer shall be paid his salary and shall continue to be covered by certain employee benefit plans for 12 months or until the third anniversary of the employment date, whichever period is longer; provided, however, that continued coverage under any employee benefit plan of Sunrise or the Company shall terminate upon such executive officer becoming eligible for comparable benefits pursuant to new employment. In the event of a change of control (as defined in the agreements) prior to the fourth anniversary of the Employment Date, either Sunrise, the Company or the executive officer may terminate the employment agreement concurrently with sale and receive the salary and benefits on the same terms described in the preceding sentence.

         Mr. Smith's employment agreement requires him to devote his best efforts and such time, attention, knowledge and skill to the operation of the Stations as is necessary to manage and supervise the Stations and the Company. Mr. Fitz's employment agreement requires him to devote his best efforts and his working time, attention, knowledge and skill solely to the operation of the Stations; provided, however, that Mr. Fitz is permitted to devote reasonable time in advisory services and oversight duties in connection with Mr. Smith's investments in other business enterprises having an interest in or operating a television station within certain excluded markets in which Mr. Smith currently holds an interest in a television station (the Excluded Markets) and any acquisition or investment in up to three additional excluded stations (the Excluded Stations).

         Each employment agreement also contains a noncompetition provision, which provides that during the term of each agreement and for a period of two years thereafter (or one year, if Hicks Muse or its affiliates cease to own any of the Stations) and during any period in which the executive officer is receiving severance payments pursuant to the employment agreement, such executive officer will not engage in the television broadcast business within the DMA of any Station. Mr. Smith's employment agreement permits him to invest in, become employed by or otherwise render services to or for (i) another business enterprise (other than the Company) having an interest in or operating a television station within the Excluded Markets and (ii) after an opportunity to acquire or invest shall have been presented to the Company and the Company shall have declined in writing to make such acquisition or investment, the Excluded Stations. Mr. Fitz's employment agreement permits him to invest in, become employed by or otherwise render services to or for another business enterprise (other than the Company) having an interest in or operating a television station within the Excluded Markets.

401(k) Savings Plan

         Effective as of March 1, 1997, the Company became a participating subsidiary in the Sunrise 401(k) Savings Plan (the Plan), which covers employees of the Company and subsidiaries who have attained the age of 21, and completed six months of service. An employee may contribute up to an aggregate of 15% of annual compensation to the Plan, subject to statutory limitations and top heavy limitations. The Company will match 100% of each employee's contribution up to 3% of employee compensation or $3,000 which ever is less. Contributions are allocated to each employee's individual account, which is intended to be invested in various funds according to the direction of the employee. All five highly compensated executive officers participate in the Plan.

Director Compensation

         Directors of the Company who are employees of the Company, Sunrise or Hicks Muse serve without additional compensation. Independent directors of the Company receive an annual retainer of $12,000. The independent director also receives $1,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting attended. The independent director is reimbursed for any expenses incurred in connection with his attendance at such meetings. Currently, John H. Massey is the Company's only independent director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has 1000 shares of Common Stock, $0.01 par value per share, issued and outstanding, all of which are owned by Sunrise, whose address is 3839 4th Street North, Suite 420, St. Petersburg, Florida 33703. All of the capital stock of Sunrise is owned by Sunrise Television Partners, L.P. (the
Partnership) of which the ultimate managing partner is Thomas O. Hicks, an affiliate of Hicks Muse.

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

         Robert N. Smith (through SBG), Sandy DiPasquale, David A. Fitz and John
M. Purcell own 100% of the Class B limited partnership interest in the Partnership, and together with others have invested $2,450,000 in Class A interest of the Partnership. The return on the Class B ownership interest is based on the performance of Sunrise and the Company. Neither the Class A nor Class B interest owned by limited partners have any rights to participate in the management or control of the Partnership or its business.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the Monitoring and Oversight Agreement) with an affiliate of Hicks Muse (Hicks Muse Partners) pursuant to which Sunrise and the Company have agreed to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1, of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net revenues of the Company and its subsidiaries for the then-current fiscal year plus reimbursement of certain expenses.

         The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received, and to be received, by Sunrise and the Company.

                                                           Year Ended             Ten Months Ended
                                                       December 31, 1998          December 31, 1997
                                                       -----------------          -----------------

         Oversite fee                                      $ 113,868                  $  66,892
         Reimbursed expenses                                  87,261                     72,063
                                                           ---------                  ---------
                                                           $ 201,129                  $ 138,955
                                                           =========                  =========

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the Financial Advisory Agreement) pursuant to which Hicks Muse Partners received a financial advisory fee of 1.5% of the transaction value at the closing of the Jupiter / Smith acquisition as compensation for its services as financial advisor to the Company. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" for each "add-on transaction" in which the Company is involved. The term "transaction value" means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. Total fees paid under this agreement for the year ended December 31, 1998, and the ten month period ended December 31, 1997 were $2,723,438 and $3,355,500, respectively, and were capitalized as cost of acquisition or netted against preferred stock.

         On March 1, 1997, affiliates of Hicks Muse purchased $25.0 million of the Redeemable Preferred Stock Series A for a purchase price of approximately $24.1 million (or 96.5% of the initial liquidation preference of such shares) and received in connection therewith warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchaser of the Redeemable Preferred Stock Series A and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants.

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

         A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months and who have attained the age of 21 years are generally eligible to participate. Certain employees represented by various unions have elected not to participate in the Plan or have established their own plans. Total contributions by the Company to defined contribution 401(k) savings plan were approximately $341,000 and $135,000 for the twelve months ended December 31, 1998, and the ten months ended December 31, 1997, respectively.

         The Company has contracts with national representation firms to sell advertising time. During 1998, entities controlled by Hicks Muse acquired certain of these firms. In 1999, the Company entered into extensions of certain of these contracts in the normal course of business on terms and conditions which the Company considered attractive and representative of current market conditions.

         On April 24, 1998, the Company sold to Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company, the assets and certain rights and obligations related to WFFF for $500,000, which amount would be increased to reflect any operating losses associated with WFFF subsequent to the Company's commencement of operations of WFFF under a time brokerage agreement on April 24, 1998. The purchase price was secured by a note and liens on all of the assets sold and on July 23, 1998, the Company received full payment on the note.

 On February 5, 1999, the Company entered into the Preferred Agreement and sold $35.0 million of stock to fund the WUPW Acquisition and $2.5 million to fund an escrow account to pay dividends on the Redeemable Referred Stock Series B. On February 5, 1999, Hicks, Muse, Tate & Furst Equity Fund III, L.P. (Fund) and other related Hicks Muse entities entered into a Put and Call Agreement with the purchasers of the Redeemable Preferred Stock Series B. At the time of a Trigger Event, any of the Purchasers may require the Fund to purchase the outstanding shares of the Redeemable Preferred Stock Series B at the liquidation value plus all accumulated and unpaid dividends. Trigger Events are defined as the earliest to occur of: (i) the occurrence of an event of default under the 11% Senior Subordinated Notes, the Amended Credit Agreement, or the Preferred Agreement;
(ii) a failure to comply with any terms of the Certificate of Designation with respect to the Redeemable Preferred Stock Series B; or (iii) August 5, 1999. The Fund has the right to call the Redeemable Preferred Stock Series B at the Redemption Value at any time.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.
      Financial Statements

      STC Broadcasting, Inc.
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the year ended December 31, 1998 and ten months ended December 31, 1997
         Consolidated Statements of Stockholder's Equity for the year ended December 31, 1998 and ten months ended December 31, 1997
         Consolidated Statements of Cash Flows for the year ended December 31, 1998 and ten months ended December 31, 1997
         Notes to Consolidated Financial Statements

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

a(3)
         Exhibits

         2.1 Asset Purchase Agreement dated as of February 3, 1998 by and among Tuscaloosa Broadcasting, Inc., as seller and STC Broadcasting of Vermont, Inc. as Buyer (1)

         2.2 Asset Exchange Agreement dated as of February 18, 1998 by and among STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company, STC Broadcasting of Vermont Subsidiary, Inc. and Hearst-Argyle Stations, Inc. (1)

         2.3 Contract of Sale by and between Meyer Broadcasting Company and STC Broadcasting, Inc. dated April 27, 1998 (2)

         2.4 Asset Purchase Agreement by and between Elcom of Ohio, Inc., and STC Broadcasting, Inc. dated as of July 24, 1998. (3)

         2.5 Asset Purchase Agreement by and among STC Broadcasting, Inc. and STC License Company and Nexstar Broadcasting of Rochester, Inc. dated March 3, 1999. (5)

         2.6 Purchase Agreement by and among Sinclair Communications, Inc. and STC Broadcasting, Inc. dated March 16, 1999. (5)

         10.1 Affiliation Agreement, dated March 2, 1998 between National Broadcasting Company, Inc. and STC Broadcasting, Inc. (2)

         10.2 Letter Agreement between STC Broadcasting of Vermont, Inc. and Smith Broadcasting of Vermont, LLC, dated April 24, 1998. (2)

         10.3 Interim operating Agreement by and among Smith Broadcasting of Vermont, LLC, STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company, and STC Broadcasting of Vermont Subsidiary, Inc., dated April 24, 1998 (2)

         10.4 Security Agreement dated April 24, 1998 made by Smith Broadcasting of Vermont, LLC in favor of STC Broadcasting of Vermont Subsidiary, Inc. (2)

         10.5 $500,000 Promissory Note dated April 24, 1998 made by Smith Broadcasting of Vermont, LLC in favor of STC Broadcasting of Vermont Subsidiary, Inc. (2)

         10.6 Letter Agreement between STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. regarding certain amendments to the STC Broadcasting, Inc. and Sinclair Broadcast Group, Inc. Asset Purchase Agreement and the STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. Asset Exchange Agreement (2)

         10.7 First Amendment to Transitional Service Agreement between STC Broadcasting of Vermont Subsidiary, Inc., Tuscaloosa Broadcasting Inc., William Evans, Rollins, Telecasting and WNNE-TV, Inc. dated April 24, 1998 (2)

         10.8 First Amendment to Asset Purchase Agreement by and between STC Broadcasting of Vermont, Inc. and certain subsidiaries of Sinclair Broadcast Group, Inc. dated April 20, 1998 (2)

         10.9 Second Amendment to Asset Purchase Agreement by and between STC Broadcasting of Vermont, Inc. and certain subsidiaries of Sinclair Broadcast Group, Inc. dated April 24, 1998 (2)

         10.10 Waiver and Second Amendment dated April 22, 1998 to the Credit Agreement dated February 28, 1997 by and among STC Broadcasting, Inc., and The Chase Manhattan Bank and NationsBank of Texas, N.A. (2)

         10.11 Credit Agreement between STC Broadcasting of Vermont Subsidiary, Inc. as borrower and Hearst-Argyle Stations, Inc. as lenders dated April 24, 1998 (2)

         10.12 Agreement dated July 3, 1998 between the Company and the International Brotherhood of Electrical Workers, AFL-CIO Local No. 1266 representing certain employees of WDTN-TV, Dayton, Ohio. (3)

         10.13 Amended and Restated Credit Agreement dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., as borrowers and the Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A. as lenders and agents (3)

         10.14 First Amendment and Assignment and Acceptance dated to the Amended and Restated Credit Agreement dated July 2, 1998 (item 10.13) dated as of July 27, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., various lenders as listed on the signature pages, Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A. (3)

         10.15 Primary Television Affiliation Agreement dated June 5, 1998 between STC Broadcasting, Inc., WDTN-TV and the American Broadcasting Companies, Inc. (3)

         10.16 Memorandum, Opinion and Order of the Federal Communications Commission dated July 1, 1998, related to the Hearst-Argyle Stations, Inc. asset swap. (3)

         10.17 Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., WJAC-TV, and NBC Television Network amending the Affiliation Agreement dated December 16, 1994. (3)

         10.18 Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., KRBC/KACB and NBC Television Network amending the Affiliation Agreement dated December 20, 1995. (3)

         10.19 Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., WEYI and NBC Television amending the Affiliation Agreement dated July 10, 1995. (3)

         10.20 First Amendment to Asset Exchange Agreement dated April 24, 1998 amending the Asset Exchange Agreement dated as of February 18, 1998 (item 2.2) (3)

         10.21 Letter Agreement dated April 24, 1998 between STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. consenting to amendments to Asset Purchase Agreement and Asset Exchange Agreements.
         (3)

         10.22 Joint Exchange Agreement dated July 3, 1998 by and among STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company, STC Broadcasting of Vermont Subsidiary, Inc., Smith Acquisition Company, Smith Acquisition License Company, Hearst-Argyle Stations, Inc., and Chicago Deferred Exchange Corporation. (3)

         10.23 Closing Letter Agreement dated July 2, 1998, between Hearst-Argyle Stations, Inc., and STC Broadcasting, Inc., regarding certain matters in connection with the Closing under the Asset Exchange Agreement. (3)

         10.24 Agreement dated October 1, 1998 between the Company and the United Automobile, Aerospace and Agricultural Implement Workers of American (UAW) Local 1811 representing certain employees of WEYI-TV, Flint, Michigan (4)

         10.25 Second Amendment, dated as of January 29, 1999 to the Amended and Restated Credit Agreement, dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc. and Chase Manhattan Bank, NationsBank NA, and Salomon Brothers Holding Company, Inc. (5)

         10.26 Securities Purchase Agreement by and among the Company and Chase Manhattan Corporation, Credit Suisse First Boston Corporation, and Salomon Brothers Holding Company, Inc. dated February 5, 1999 (5)

         10.27 Certificate of Designation of the Powers, Preferences and Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999 (5)

         10.28 Put and Call Agreement dated February 5, 1999 among Hicks Muse Tate & Furst Equity Fund III, L.P. Chase Manhattan Corporation, Credit Suisse First Boston Corporation and Salomon Brothers Holding Company, Inc. (5)

         10.29 Escrow Agreement dated February 5, 1999 by and between Company and the Chase Manhattan Bank (5)

         10.30 Engagement letter dated February 5, 1999 between Sunrise Television Corp., the Company and Chase Securities, Inc., Credit Suisse First Boston Corporation and Salomon Smith Barney, Inc. (5)

         10.31 Station Affiliation Agreement between FOX Broadcasting Company and STC License Company for station WUPW-TV dated February 2, 1999 (5)

         10.32 Agreement dated January 29, 1999 between the Company and the American Federation of Television and Radio Artists, Pittsburgh Local, representing certain employees of WTOV-TV, Stuebenville, Ohio (5)

         12       Statement of fixed charge ratio (5)
         21.1     Subsidiaries of STC Broadcasting, Inc.  (5)
         27.2     Financial Data Schedule (for SEC use only). (5)


(1) Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the period March 1, 1997 to December 31, 1997.
(2) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period January 1, 1998 to March 31, 1998.
(3) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period April 1, 1998 to June 30, 1998.
(4) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period July 1, 1998 to September 30, 1998.
(5)      Filed herewith.

Reports on Form 8-K

Nothing to report for period October 1, 1998 to December 31, 1998.

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 30th day of March 1999.

                                          STC Broadcasting, Inc.


                                          By: /s/ Robert N. Smith
                                             -----------------------------------
                                             Robert N. Smith
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     Signature                                       Title                                   Date

/s/ Robert N. Smith                         Chief Executive Officer                     March 30, 1999
---------------------------                 (Principal Executive Officer)
    Robert N. Smith                         and Director


/s/ Sandy DiPasquale                        President and                               March 30, 1999
---------------------------                 Chief Operating Officer
    Sandy DiPasquale

/s/ David A. Fitz                           Chief Financial Officer                     March 30, 1999
---------------------------
    David A. Fitz

/s/ John R. Muse                            Chairman of the Board of                    March 30, 1999
---------------------------                 Directors
    John R. Muse

/s/ Daniel S. Dross                         Director                                    March 30, 1999
---------------------------
    Daniel S. Dross

/s/ Michael J. Levitt                       Director                                    March 30, 1999
---------------------------
    Michael J. Levitt

/s/ John H. Massey                          Director                                    March 30, 1999
---------------------------
    John H. Massey

                                  EXHIBIT INDEX


         Exhibit             Description of Document
           No.

         2.1 Asset Purchase Agreement dated as of February 3, 1998 by and among Tuscaloosa Broadcasting, Inc., as seller and STC Broadcasting of Vermont, Inc. as Buyer (1)

         2.2 Asset Exchange Agreement dated as of February 18, 1998 by and among STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company, STC Broadcasting of Vermont Subsidiary, Inc. and Hearst-Argyle Stations, Inc. (1)

         2.3 Contract of Sale by and between Meyer Broadcasting Company and STC Broadcasting, Inc. dated April 27, 1998 (2)

         2.4 Asset Purchase Agreement by and between Elcom of Ohio, Inc., and STC Broadcasting, Inc. dated as of July 24, 1998. (3)

         2.5 Asset Purchase Agreement by and among STC Broadcasting, Inc. and STC License Company and Nexstar Broadcasting of Rochester, Inc. dated March 3, 1999. (5)

         2.6 Purchase Agreement by and among Sinclair Communications, Inc. and STC Broadcasting, Inc. dated March 16, 1999. (5)

         10.1 Affiliation Agreement, dated March 2, 1998 between National Broadcasting Company, Inc. and STC Broadcasting, Inc. (2)

         10.2 Letter Agreement between STC Broadcasting of Vermont, Inc. and Smith Broadcasting of Vermont, LLC, dated April 24, 1998. (2)

         10.3 Interim operating Agreement by and among Smith Broadcasting of Vermont, LLC, STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company, and STC Broadcasting of Vermont Subsidiary, Inc., dated April 24, 1998 (2)

         10.4 Security Agreement dated April 24, 1998 made by Smith Broadcasting of Vermont, LLC in favor of STC Broadcasting of Vermont Subsidiary, Inc. (2)

         10.5 $500,000 Promissory Note dated April 24, 1998 made by Smith Broadcasting of Vermont, LLC in favor of STC Broadcasting of Vermont Subsidiary, Inc. (2)

         10.6 Letter Agreement between STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. regarding certain amendments to the STC Broadcasting, Inc. and Sinclair Broadcast Group, Inc. Asset Purchase Agreement and the STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. Asset Exchange Agreement (2)

         10.7 First Amendment to Transitional Service Agreement between STC Broadcasting of Vermont Subsidiary, Inc., Tuscaloosa Broadcasting Inc., William Evans, Rollins, Telecasting and WNNE-TV, Inc. dated April 24, 1998 (2)

         10.8 First Amendment to Asset Purchase Agreement by and between STC Broadcasting of Vermont, Inc. and certain subsidiaries of Sinclair Broadcast Group, Inc. dated April 20, 1998 (2)

         10.9 Second Amendment to Asset Purchase Agreement by and between STC Broadcasting of Vermont, Inc. and certain subsidiaries of Sinclair Broadcast Group, Inc. dated April 24, 1998 (2)

         10.10 Waiver and Second Amendment dated April 22, 1998 to the Credit Agreement dated February 28, 1997 by and among STC Broadcasting, Inc., and The Chase Manhattan Bank and NationsBank of Texas, N.A. (2)

         10.11 Credit Agreement between STC Broadcasting of Vermont Subsidiary, Inc. as borrower and Hearst-Argyle Stations, Inc. as lenders dated April 24, 1998 (2)

         10.12 Agreement dated July 3, 1998 between the Company and the International Brotherhood of Electrical Workers, AFL-CIO Local No. 1266 representing certain employees of WDTN-TV, Dayton, Ohio. (3)

         10.13 Amended and Restated Credit Agreement dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., as borrowers and the Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A. as lenders and agents (3)

         10.14 First Amendment and Assignment and Acceptance dated to the Amended and Restated Credit Agreement dated July 2, 1998 (item 10.13) dated as of July 27, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., various lenders as listed on the signature pages, Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A. (3)

         10.15 Primary Television Affiliation Agreement dated June 5, 1998 between STC Broadcasting, Inc., WDTN-TV and the American Broadcasting Companies, Inc. (3)

         10.16 Memorandum, Opinion and Order of the Federal Communications Commission dated July 1, 1998, related to the Hearst-Argyle Stations, Inc. asset swap. (3)

         10.17 Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., WJAC-TV, and NBC Television Network amending the Affiliation Agreement dated December 16, 1994. (3)

         10.18 Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., KRBC/KACB and NBC Television Network amending the Affiliation Agreement dated December 20, 1995. (3)

         10.19 Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., WEYI and NBC Television amending the Affiliation Agreement dated July 10, 1995. (3)

         10.20 First Amendment to Asset Exchange Agreement dated April 24, 1998 amending the Asset Exchange Agreement dated as of February 18, 1998 (item 2.2) (3)

         10.21 Letter Agreement dated April 24, 1998 between STC Broadcasting, Inc. and Hearst-Argyle Stations, Inc. consenting to amendments to Asset Purchase Agreement and Asset Exchange Agreements.
         (3)

         10.22 Joint Exchange Agreement dated July 3, 1998 by and among STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company, STC Broadcasting of Vermont Subsidiary, Inc., Smith Acquisition Company, Smith Acquisition License Company, Hearst-Argyle Stations, Inc., and Chicago Deferred Exchange Corporation. (3)

         10.23 Closing Letter Agreement dated July 2, 1998, between Hearst-Argyle Stations, Inc., and STC Broadcasting, Inc., regarding certain matters in connection with the Closing under the Asset Exchange Agreement. (3)

         10.24 Agreement dated October 1, 1998 between the Company and the United Automobile, Aerospace and Agricultural Implement Workers of American (UAW) Local 1811 representing certain employees of WEYI-TV, Flint, Michigan (4)

         10.25 Second Amendment, dated as of January 29, 1999 to the Amended and Restated Credit Agreement, dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc. and Chase Manhattan Bank, NationsBank NA, and Salomon Brothers Holding Company, Inc. (5)

         10.26 Securities Purchase Agreement by and among the Company and Chase Manhattan Corporation, Credit Suisse First Boston Corporation, and Salomon Brothers Holding Company, Inc. dated February 5, 1999 (5)

         10.27 Certificate of Designation of the Powers, Preferences and Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999 (5)

         10.28 Put and Call Agreement dated February 5, 1999 among Hicks Muse Tate & Furst Equity Fund III, L.P. Chase Manhattan Corporation, Credit Suisse First Boston Corporation and Salomon Brothers Holding Company, Inc. (5)

         10.29 Escrow Agreement dated February 5, 1999 by and between Company and the Chase Manhattan Bank (5)

         10.30 Engagement letter dated February 5, 1999 between Sunrise Television Corp., the Company and Chase Securities, Inc., Credit Suisse First Boston Corporation and Salomon Smith Barney, Inc. (5)

         10.31 Station Affiliation Agreement between FOX Broadcasting Company and STC License Company for station WUPW-TV dated February 2, 1999 (5)

         10.32 Agreement dated January 29, 1999 between the Company and the American Federation of Television and Radio Artists, Pittsburgh Local, representing certain employees of WTOV-TV, Steubenville, Ohio (5)

         12       Statement of fixed charge ratio (5)
         21.1     Subsidiaries of STC Broadcasting, Inc. (5)
         27.2     Financial Data Schedule (for SEC use only) (5)

(1) Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the period March 1, 1997 to December 31, 1997.
(2) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period January 1, 1998 to March 31, 1998.
(3) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period April 1, 1998 to June 30, 1998.
(4) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period July 1, 1998 to September 30, 1998.
(5)      Filed herewith.