Form 10-Q
period 1999-03-31
STC BROADCASTING INC
filed 1999-05-07
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

Yes   [X]         No    [ ]

As of May 7, 1999, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                     INDEX


                                                                       PAGE

                     PART I. FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of March 31, 1999 and
               December 31, 1998                                       3 - 4

             Consolidated Statements of Operations for the
               Three Months Ended March 31, 1999 and 1998              5

             Consolidated Statement of Stockholder's Equity
               for the Three Months Ended March 31, 1999               6

             Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1999 and 1998              7

             Notes to Consolidated Financial Statements                8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                      14


                           PART II. OTHER INFORMATION

ITEM 5.      OTHER INFORMATION                                        23

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                         24

Item 1.           Financial Statements

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                             (dollars in thousands)

                                                    March 31, 1999     December 31, 1998
                                                    --------------     -----------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                $  4,957            $  5,347
 Accounts receivable, net                                   15,211              16,198
 Current portion of program rights                           7,995               7,770
 Other current assets                                        1,366               1,191
                                                          --------            --------
     Total current assets                                   29,529              30,506
                                                          --------            --------
PROPERTY AND EQUIPMENT, net                                 84,242              82,179

INTANGIBLE ASSETS, net
 FCC licenses                                               96,926              71,657
 Network affiliation agreements                            213,176             175,505
 Other                                                       3,957               3,482
                                                          --------            --------
     Net intangible assets                                 314,059             250,644
                                                          --------            --------
OTHER ASSETS
 Deferred financing and acquisition costs, net              12,042              11,016
 Program rights, net of current portion                     14,856              10,167
                                                          --------            --------
     Total other assets                                     26,898              21,183
                                                          --------            --------
     Total assets                                         $454,728            $384,512
                                                          ========            ========




     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Balance Sheets (continued)
                  (dollars in thousands, except for share data)


                                                                     March 31, 1999         December 31, 1998
                                                                     --------------         -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts payable                                                        $   4,712                $   6,887
 Accrued expenses                                                            3,310                    2,806
 Accrued interest                                                              489                    3,269
 Current portion of long-term debt                                           2,750                    1,500
 Current portion of program rights payable                                   7,843                    8,230
                                                                         ---------                ---------
       Total current liabilities                                            19,104                   22,692

LONG-TERM DEBT                                                             249,250                  209,500

DEFERRED INCOME TAXES                                                       22,873                   25,410

PROGRAM RIGHTS PAYABLE, net of current portion                              15,916                   10,817

REDEEMABLE PREFERRED STOCK SERIES A,
 300,000 shares authorized, issued and outstanding,
 liquidation preference of $30,000                                          38,749                   37,364

REDEEMABLE PREFERRED STOCK SERIES B,
 90,000 shares authorized, 37,500 issued, and outstanding,
 liquidation preference of $37,500                                          37,107                       --

STOCKHOLDER'S EQUITY:
 Common stock, par value $.01 per share, 1,000 shares
  authorized, issued and outstanding                                            --                       --
 Additional paid-in capital                                                 97,212                   97,212
 Accumulated deficit                                                       (25,483)                 (18,483)
                                                                         ---------                ---------
       Net stockholder's equity                                             71,729                   78,729
                                                                         ---------                ---------
       Total liabilities and stockholder's equity                        $ 454,728                $ 384,512
                                                                         =========                =========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                  (dollars in thousands, except for share data)

                                                             1999             1998
                                                           --------         --------


NET REVENUES                                               $ 20,414         $ 11,335

OPERATING EXPENSES:
  Station operating                                           6,966            4,098
  Selling, general and administrative                         5,363            2,980
  Trade and barter                                              643              388
  Depreciation of property and equipment                      3,425            1,353
  Amortization of intangibles and other assets                5,887            3,399
  Corporate expenses                                            740              461
                                                           --------         --------
         Total operating expenses                            23,024           12,679
                                                           --------         --------
OPERATING LOSS                                               (2,610)          (1,344)

OTHER (EXPENSE) INCOME:
  Interest expense                                           (5,162)          (3,052)
  Other (expense) income, net                                   (49)              38
                                                           --------         --------
NET LOSS BEFORE INCOME TAX BENEFIT                           (7,821)          (4,358)

INCOME TAX BENEFIT                                            2,525              264
                                                           --------         --------
NET LOSS                                                     (5,296)          (4,094)

REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION:
 SERIES A                                                    (1,386)          (1,212)
 SERIES B                                                      (318)              --
                                                           --------         --------
         Total dividends and accretion                       (1,704)          (1,212)
                                                           --------         --------
NET LOSS APPLICABLE TO
  COMMON SHAREHOLDER                                       $ (7,000)        $ (5,306)
                                                           ========         ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE                $ (7,000)        $ (5,306)
                                                           ========         ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                          1,000            1,000
                                                           ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                    For the Three Months Ended March 31, 1999
                             (dollars in thousands)

                                                                                            Net
                                    Common            Additional         Accumulated    Stockholder's
                                     Stock         Paid-In Capital          Deficit       Equity
                                   ----------------------------------------------------------------

Balance, December 31, 1998          $    --            $ 97,212            $(18,483)     $ 78,729

Net loss applicable to
 common shareholder                      --                  --              (7,000)       (7,000)
                                    -------            --------            --------      --------
Balance, March 31, 1999             $    --            $ 97,212            $(25,483)     $ 71,729
                                    =======            ========            ========      ========





     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)

                                                            1999           1998
                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (5,296)      $ (4,094)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation of property and equipment                      3,425          1,353
 Amortization of intangibles and other assets                5,887          3,399
 Amortization of program rights                              1,866          1,093
 Payments on program rights                                 (1,870)        (1,103)
 Deferred tax benefit                                       (2,537)          (300)
 Loss on disposal of property and equipment                    119              3
Change in operating assets and liabilities
 net of effects from acquired station:
 Accounts receivable                                           987          2,212
 Other current assets                                         (519)           288
 Accounts payable and accrued expenses                      (4,925)        (4,093)
                                                          --------       --------
      Net cash used in operating activities                 (2,863)        (1,242)
                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WUPW-TV                                     (74,171)            --
Capital expenditures                                        (1,017)          (286)
Other                                                           98              3
                                                          --------       --------
      Net cash used in investing activities                (75,090)          (283)
                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under credit agreement              41,000         12,000
Repayment of credit agreement                                   --         (1,000)
Deferred acquisition and debt refinancing
 costs incurred                                               (226)           (19)
Payment of Preferred Stock Dividend Series B                  (311)            --
Proceeds from sale of Redeemable Preferred Stock
 Series B, net of expenses                                  37,100             --
                                                          --------       --------
      Net cash provided by financing activities             77,563         10,981
                                                          --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (390)         9,456

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                 5,347          1,632
                                                          --------       --------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                 $  4,957       $ 11,088
                                                          ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
 Preferred dividends and accretion                        $  1,393       $  1,212
 New program contracts                                    $  3,680       $     28
Cash paid for interest                                    $  7,943       $  5,876


     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1999
       (dollars in thousands, except for per share data and percentages)

1.  PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements are of STC Broadcasting, Inc. and subsidiaries (the Company). STC Broadcasting, Inc. was incorporated on November 1, 1996, in the state of Delaware, commenced operations on March 1, 1997, and is a wholly owned subsidiary of Sunrise Television Corp. (Sunrise). All of the common stock of Sunrise is owned by Sunrise Television Partners, L.P., of which the managing general partner is Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated (Hicks Muse). At March 31, 1999, the Company operated the following commercial television stations (the Stations):

                                                                                 Network
Station           Acquisition Date               Market                        Affiliation
-------           ----------------               ------                        -----------

WEYI              March 1, 1997     Flint, Saginaw-Bay City, Michigan             NBC
WROC              March 1, 1997     Rochester, New York                           CBS
WTOV              March 1, 1997     Wheeling, West Virginia and
                                           Steubenville, Ohio                     NBC
WJAC              October 1, 1997   Johnstown, Altoona, State College,
                                           Pennsylvania                           NBC
KRBC              April 1, 1998     Abilene-Sweetwater, Texas                     NBC
KACB              April 1, 1998     San Angelo, Texas                             NBC
WDTN              June 1, 1998      Dayton, Ohio                                  ABC
WNAC              June 1, 1998      Providence, Rhode Island and
                                           New Bedford, Massachusetts             FOX
KVLY              November 1, 1998  Fargo-Valley City, North Dakota               NBC
KFYR              November 1, 1998  Minot-Bismarck-Dickinson, North Dakota        NBC
KUMV              November 1, 1998  Minot-Bismarck-Dickinson, North Dakota        NBC
KQCD              November 1, 1998  Minot-Bismarck-Dickinson, North Dakota        NBC
KMOT              November 1, 1998  Minot-Bismarck-Dickinson, North Dakota        NBC
WUPW              February 1, 1999  Toledo, Ohio                                  FOX

(1) On April 1, 1999, STC Broadcasting completed the non-license sale of the WROC assets to Nexstar Broadcasting of Rochester, Inc. (see notes 4 and 6).

         Various subsidiaries hold the assets of the Stations. One subsidiary, Smith Acquisition Company (SAC) has a one percent equity interest controlled by Smith Broadcasting Group, Inc. (SBG). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. SBG's interest in SAC, which include WTOV and WNAC, represents an immaterial portion of the Company's total assets.

         Significant intercompany transactions and accounts have been eliminated. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements are condensed interim financial statements and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998 included in the Company's previously filed Annual Report on Form 10-K. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of results for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  LONG-TERM DEBT:

         Long-term debt consists of the following:


                                          March 31, 1999    December 31, 1998
                                          --------------    -----------------

         Senior Subordinated Notes           $100,000            $100,000
         Senior Credit Agreement              152,000             111,000
                                             --------            --------
         Total long-term debt                 252,000             211,000
         Less: current portion                  2,750               1,500
                                             --------            --------
         Net long-term debt                  $249,250            $209,500
                                             ========            ========

         The following table shows interest expense for the periods indicated:

                                            Three months ended March 31,
                                            ----------------------------
                                              1999               1998
                                              ----               ----

         Senior Subordinated Notes           $2,719             $2,719
         Senior Credit Agreement              2,443                333
                                             ------             ------
         Total                               $5,162             $3,052
                                             ======             ======

         In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes (Senior Subordinated Notes), which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into the Senior Credit Agreement which provides a $100,000 term loan facility and $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At March 31, 1999, the Company had drawn $100,000 on the term loan facility and $52,000 under the revolving loan facility. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company.

         The Company has entered into interest rate swap agreements to reduce the impact of changing interest rates on $110,000 of its variable rate borrowing under the Senior Credit Agreement. The base interest rate was fixed at 5.06% to 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.935% to 7.025% at March 31, 1999.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Amended Credit Agreement and the Senior Subordinated Notes contain certain financial and operating maintenance covenants including a maximum consolidated leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.35:1). The Company is limited in the amount of annual payments that may be made for corporate expenses and capital expenditures.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At March 31, 1999, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

3.  REDEEMABLE PREFERRED STOCK:

         Series A

         In March 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option , and only in cash following that date. The Amended Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. Dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

         The Redeemable Preferred Stock Series A is subject to mandatory redemption in whole on February 28, 2008, at a price equal to the then effective liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Prior to February 28, 2008, the Company has various options on redemption of the Redeemable Preferred Stock Series A at various redemption prices exceeding the liquidation preference.

         The Company may, at its option, subject to certain conditions, including its ability to incur additional indebtedness under the Senior Subordinated Notes and the Senior Credit Agreement, on any scheduled dividend payment date occurring on or after the Redeemable Preferred Stock Series A issuance date, exchange the Redeemable Preferred Stock Series A, in whole but not in part, for 14% Subordinated Exchange Debentures due 2008 (the Exchange Debentures). Holders of the Redeemable Preferred Stock Series A will be entitled to receive $1.00 principal amount of Exchange Debentures for each $1.00 in liquidation preference of Redeemable Preferred Stock Series A.

         Holders of the Redeemable Preferred Stock Series A have no voting rights, except as otherwise required by law; however, the holders of the Redeemable Preferred Stock Series A, voting together as a single class with the holders of the Redeemable Preferred Stock Series B, shall have the right to elect the lesser of the two directors or 25% of the total number of directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company on or after February 28, 2002, to pay cash dividends in full on the Redeemable Preferred Stock Series A for six or more quarterly dividend periods, the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock Series A, the breach or violation of one or more of the covenants contained in the Certificate of Designation, or the failure by the Company to repay at final stated maturity, or the acceleration of the final stated maturity of, certain indebtedness of the Company.

         The Certificate of Designation for the Redeemable Preferred Stock Series A and the indenture for the Exchange Debentures contain covenants customary for securities comparable to the Redeemable Preferred Stock Series A and the Exchange Debentures, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the Senior Subordinated Notes.

         Series B

         On February 5, 1999, the Company entered into a $90,000 Redeemable Preferred Stock Series B Bridge Financing Agreement (Preferred Agreement). The Redeemable Preferred Stock Series B has a par value of $0.01 per share with a liquidation preference of $1,000 per share. With respect to dividends and distributions upon liquidation, winding up and dissolution of the Company, the Redeemable Preferred Stock Series B ranks on a parity with the 14% Redeemable Preferred Stock Series A. Cash dividends are payable monthly at either: (i) LIBOR for the applicable dividend period plus 125 basis points; or (ii) the ABR rate. At the option of the Company, any dividends payable on any dividend payment date after August 5, 1999, may be paid in additional whole shares of Redeemable Preferred Stock Series B.

         At any time, the Company may redeem the shares of Redeemable Preferred Stock Series B at a redemption price equal to 100% of the liquidation preference per share plus all accumulated and unpaid dividends per share (Redemption Value). On December 31, 2008, the Company will have an obligation to redeem the then outstanding shares and concurrently with the consummation of any offering of any debt or equity securities of the Company or Sunrise use the net cash proceeds of such offering to redeem the Redeemable Preferred Stock Series B at the Redemption Value. The holders of Redeemable Preferred Stock Series B, have no voting rights, except as otherwise required by law; however, the holders of the Redeemable Preferred Stock Series B, voting together as a single class with the holders of the Redeemable Preferred Stock Series A, shall have the right to elect the lessor of two directors or 25% of the total directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company on or after February 5, 1999, to pay dividends in full or the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock Series B.

         On February 5, 1999, Hicks, Muse, Tate and Furst Equity Fund III, L.P. (the Fund) and other related Hicks Muse entities entered into a Put and Call Agreement with the purchasers of the Redeemable Preferred Stock Series B. At the time of a Trigger Event, such purchasers may require the Fund to purchase outstanding shares of the Redeemable Preferred Stock Series B at the Redemption Price. Trigger Events are defined as the earliest to occur of: (i) the occurrence of an event of default under the Senior Subordinated Notes, the Senior Credit Agreement or the Preferred Agreement; (ii) a failure to comply with any terms of the Certificate of Designation with respect to the Redeemable Preferred Stock Series B; or (iii) August 5, 1999. The Fund has the right to call the Redeemable Preferred Stock Series B at the Redemption Value at any time.


4.  ACQUISITIONS AND DISPOSITION

1998 Transactions

         During the first quarter of 1998, the Company did not complete any acquisition or disposition transactions.

1999 Transactions

         Toledo Acquisition

         On February 5, 1999, the Company completed the acquisition of the assets related to WUPW-TV from Raycom Media, Inc. pursuant to the terms of an asset purchase agreement dated July 24, 1998. The purchase price including fees and expenses was approximately $74,400. WUPW, Channel 36, is the UHF FOX-affiliated television station serving the Toledo, Ohio market. The Company financed the acquisition with $40,000 of borrowings under the Senior Credit Agreement and the sale of $35,000 of Redeemable Preferred Stock Series B.

Pending Transactions

         Sinclair Acquisition

         On March 16, 1999, the Company and Sinclair Communications, Inc. (Sinclair) entered into a purchase agreement (the Sinclair Agreement). Pursuant to the Sinclair Agreement, the Company will purchase from Sinclair: WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa for a total purchase price of approximately $87,000, including working capital, fees and expenses. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission. On April 29,1999, the Antitrust Division of the United States Department of Justice (the DOJ) issued a request for additional information under the HSR Act in connection with the acquisition. The Company and Sinclair are negotiating with the DOJ regarding this transaction and the waiting period under the HSR Act has been extended pending completion of these discussions. Accordingly at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

         Rochester Disposition

         On March 3, 1999, the Company, STC License Company, and Nexstar Broadcasting of Rochester, Inc. (Nexstar) entered into an asset purchase agreement (the Rochester Agreement) to sell to Nexstar the television broadcast license and operating assets of WROC, Rochester, New York (WROC). The total purchase price for WROC will be approximately

$46,000 subject to adjustment for certain customary proration amounts. Closing of this sale is subject to customary conditions, including review by the Federal Communications Commission.


5.  SEGMENT INFORMATION

         The Company has 11 reportable segments, two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas (DMA) as defined by A. C. Nielsen Company. Substantially all of each segments' revenues are broadcast related. WUPW was a new reporting segment during the first quarter of 1999. In the second quarter of 1998, the Company acquired and traded television stations WNNE and WPTZ, the NBC affiliates for Burlington, Vermont and Plattsburgh, New York.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Company's December 31, 1998 Annual Report on Form 10K). Company senior corporate management evaluates performance based on operating income before interest income, interest expenses, income taxes, nonrecurring gains and losses, and extraordinary items.

         The Company has no significant intersegment revenues or transfers other than that interest is allocated to subsidiaries of the Company but not divisions. All segments have local distinct management separate from senior corporate management. Each management team is evaluated based upon the results of operations of their station.

         The following table sets forth information by segments and reconciles segment information to consolidated financial statements.

                                            Net              Net              Total
Segment                   Period          Revenues         (Loss)(1)          Assets
-------                   ------          --------         ------             ------
WDTN                       1999            $4,509          $  (165)          $  61,632
                           1998                 -                -              60,931

WEYI                       1999             2,104              (22)             27,974
                           1998             1,881             (111)             28,768

WTOV                       1999             1,771             (532)             22,600
                           1998             1,696               58              23,203

WJAC                       1999             2,278           (1,083)             44,810
                           1998             2,243           (1,568)             46,222

WNAC/WPRI                  1999               711             (967)             30,040
                           1998                 -                -              30,903

KRBC/KACB                  1999               973             (477)             13,139
                           1998                 -                -              13,474

KVLY                       1999             1,540              (98)             17,026
                           1998                 -                -              17,895

KFYR and satellites        1999             2,373             (579)             42,069
                           1998                 -                -              43,367

WUPW                       1999             1,716             (232)             52,384
                           1998                 -                -                   -

License Corps(2)           1999                 -              883              96,926
                           1998                 -                -              71,657

Corporate                  1999                 -           (1,485)              8,218
                           1998                 -           (2,385)              8,893

KSBW                       1999                 -                -                   -
                           1998             2,625              (53)                  -

WROC                       1999             2,439             (539)             37,910
                           1998             2,890              (35)             39,199
                                          -------          -------            --------
Company Totals             1999           $20,414          $(5,296)           $454,728
                           1998           $11,335          $(4,094)           $384,512
                                          =======          =======            ========

(1) The Company allocates income taxes to the corporate office.
(2) During 1998, amounts were not allocated to license corporations until year end.


6.  SUBSEQUENT EVENT:

         On April 1, 1999, STC Broadcasting completed the non-license sale of WROC assets to Nexstar for $43,000. The sale of license assets is expected to close during the third quarter of 1999. The company repaid $42,000 of the amount outstanding under the Senior Credit Agreement with the net proceeds.

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

         In general, television stations receive revenues from advertising sold for placement within and adjoining its local and network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by audience surveys conducted in February, May and November of each year. The ratings of local television stations affiliated with a national television network are affected by ratings of network programming. Advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the markets served by the television station and the availability of alternative advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours, generally during local news programming, access (the hour before prime time), early fringe (3:00 p.m. to 5:00 p.m.) and prime time.

         Most advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay additional commissions to the national sales representatives operating under an agreement that provides for exclusive representation within the particular market of the Station. The spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the fourth quarter in the even years (e.g. 1998 and 2000).

         Broadcast Cash Flow is defined as operating income (loss) plus depreciation of property and equipment, amortization of intangible assets, corporate overhead and amortization of program rights, less payments for program rights. EBITDA is defined as operating income (loss) plus depreciation of property and equipment, amortization of intangible assets, and amortization of program rights, less payments for program rights. The Company has included broadcast cash flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by investors to measure a company's ability to service debt. Broadcast cash flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

         In the discussion comparing the three months ended March 31, 1999 and 1998, WTOV, WEYI and WROC, the original stations acquired by the Company in March 1997 and still owned by the Company at March 31, 1999, and WJAC, which was acquired on October 1, 1997, will be referred to as the Core Stations. The effect of the acquisition of television stations KRBC and KACB; KVLY and KFYR (the Meyer Stations); and WUPW will be referred to as the Station Acquisitions. The KRBC and KACB acquisition closed on April 1, 1998, the Meyer

Stations acquisition closed on November 1, 1998, and the WUPW acquisition closed on February 1, 1999. The Company continues to own all of the stations acquired in the Station Acquisitions. In April of 1998, the Company acquired WPTZ and WNNE, the NBC affiliates serving the Burlington, Vermont and Plattsburgh, New York television markets from Sinclair Broadcasting Group, Inc.. Effective June 1, 1998, the Company swapped KSBW, the NBC affiliate for Salinas, California acquired in March 1997, WPTZ and WNNE to Hearst-Argyle Television, Inc. for WDTN, WNAC and WNAC's interest in the Joint Marketing Agreement with WPRI, the CBS affiliate for Providence, Rhode Island, which is owned by Clear Channel Communications, Inc. These transactions will be referred to as the Swap Transaction.


HISTORICAL PERFORMANCE

NET REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to net revenues.

                                                                 Three Months Ended
                                                                      March 31,
                                                          1999                        1998
                                                 ----------------------      ----------------------
                                                     $               %          $                %
                                                 --------         -----      --------         -----
                                                                (Dollars in Thousands)
Gross Revenues:
  Local                                          $ 12,133          51.5%     $  6,568          49.5%
  National                                          8,052          34.1%        4,852          36.6%
  Political                                            49           0.2%          236           1.8%
  Network compensation                              1,467           6.2%          947           7.1%
  Trade and barter                                    652           2.8%          418           3.2%
  Income from joint operating agreement (1)           711           3.0%           --            --
  Other                                               524           2.2%          243           1.8%
                                                 --------         -----       --------         -----
      Total                                        23,588         100.0%       13,264         100.0%
Agency and national
 representative commissions                        (3,174)        (13.5%)      (1,929)        (14.5%)
                                                 --------         -----      --------         -----
Net revenues                                     $ 20,414          86.5%     $ 11,335          85.5%
                                                 ========         =====      ========         =====

(1)      Represents 50% of the broadcast cash flow of WNAC and WPRI.

RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenues.

                                                             Three Months Ended
                                                                  March 31,
                                                    1999                       1998
                                          -------------------------   -------------------------
                                             $              % of         $             % of
                                                          Revenues                   Revenues
                                          --------        --------    --------       ---------
                                                            (Dollars in Thousands)
Net Revenues:                             $ 20,414         100.0%     $ 11,335         100.0%

Operating Expenses:
 Station operating (1)                       6,966          34.1%        4,098          36.2%
 Selling, general and administrative         5,363          26.3%        2,980          26.3%
 Trade and barter                              643           3.2%          388           3.4%
 Depreciation                                3,425          16.8%        1,353          11.9%
 Amortization                                5,887          28.8%        3,399          30.0%
 Corporate expenses                            740           3.6%          461           4.1%
                                          --------         -----      --------         -----
     Total Operating Expenses               23,024         112.8%       12,679         111.9%
                                          --------         -----      --------         -----
 Operating loss                           $ (2,610)        (12.8%)    $ (1,344)        (11.9%)
                                          ========         =====      ========         =====
 Broadcast cash flow                      $  7,438          36.4%     $  3,859          34.0%
                                          ========         =====      ========         =====
 EBITDA                                   $  6,698          32.8%     $  3,398          30.0%
                                          ========         =====      ========         =====

(1)  Includes amortization of program rights.

BROADCAST CASH FLOW AND EBITDA:

The following table sets forth a computation of broadcast cash flow and EBITDA for the periods indicated.

                                                          Three Months Ended
                                                              March 31,
                                                        1999            1998
                                                      -------          -------
                                                        (Dollars in thousands)

Operating Loss                                        $(2,610)         $(1,344)
Add:     Amortization of program rights                 1,866            1,093
         Depreciation of property and equipment         3,425            1,353
         Amortization of intangibles                    5,887            3,399
         Corporate overhead                               740              461
Less:    Payments for program rights                   (1,870)          (1,103)
                                                      -------          -------
         Broadcast cash flow                            7,438            3,859
Less:    Corporate Expenses                              (740)            (461)
                                                      -------          -------
         EBITDA                                       $ 6,698          $ 3,398
                                                      =======          =======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Revenues

         Net revenues increased by $9.1 million or 80.1% to $20.4 million for the three months ended March 31, 1999 from $11.3 million for the three months ended March 31, 1998. An increase of $6.6 million is attributable to the Acquisitions and an increase of $2.6 million is attributable to the Swap Transactions. A decrease of $0.1 million for the Core Stations is represented by a decrease of $0.4 million at WROC due to the loss of Olympic revenue in 1999 offset by an increase of $0.3 million at the other Core Stations.

Station Operating Expenses

         Station operating expenses were $7.0 million for the three months ended March 31, 1999 compared to $4.1 million for the three months ended March 31, 1998, an increase of $2.9 million or 70.0% over the comparable period. An increase of $2.1 million is attributable to the Acquisitions and an increase of $0.8 million is attributable to the Swap Transactions.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $5.4 million for the three months ended March 31, 1999 compared to $3.0 million for the three months ended March 31, 1998, an increase of $2.4 million or 80.0% over the comparable period. An increase of $2.1 million is attributable to the Acquisitions, an increase of $0.4 million is attributable to the Swap Transactions and a decrease of $0.1 million is attributable to the Core Stations.

Trade and Barter Expense

         Trade and barter expenses were $0.6 million for the three months ended March 31, 1999 compared to $0.4 million for the three months ended March 31, 1998, an increase of $0.2 million or 65.7% over the comparable period. The increase of $0.2 million is attributable to the Acquisitions.

Depreciation

         Depreciation increased by $2.1 million or 153.1% to $3.4 million for the three months ended March 31, 1999 from $1.3 million for the comparable period in 1998. An increase of $1.6 million is attributable to the Acquisitions, an increase of $0.4 million is attributable to the Swap Transactions and a increase of $0.1 million is attributable to the Core Stations.

Amortization

         Amortization increased by $2.5 million or 73.2% to $5.9 million for the three months ended March 31, 1999 from $3.4 million for the comparable period in 1998. An increase of $1.6 million is attributable to the Acquisitions, an increase of $1.0 million is attributable to the Swap Transactions and a decrease of $0.1 million is attributable to the Core Stations.

Corporate expenses

         Corporate overhead increased by $0.2 million or 60.5% to $0.7 million for the three months ended March 31, 1999 from $0.5 million for the three months ended March 31, 1998. Cost increases related mostly to salary and travel costs as the Company added staff for anticipated expansion.

Operating Income

         Operating income decreased by $1.3 million or 94.2% to a loss of $2.6 million for the three months ended March 31, 1999 from a loss of $1.3 million for the three months ended March 31, 1998, due to the reasons outlined above.

Interest Expense

         Interest expense increased by $2.1 million or 69.1% to $5.2 million for the three months ended March 31, 1999, from $3.1 million for the three months ended March 31, 1998. An increase of $1.3 million is attributable to the Acquisitions and an increase of $0.8 million is attributable to the Swap Transactions.

Income Tax Benefit

         Income tax benefit increased by $2.3 million to $2.5 million for the three months ended March 31, 1999 from $0.3 million for the three months ended March 31, 1998. This increase is attributable to the acquisition of WJAC, KRBC and KACB, and the related amortization of the step up in basis of their assets for purchase accounting and the reduction in deferred taxes due to the recognition of loss carryforwards.

Net Loss

         Net loss increased by $1.2 million to $5.3 million for the three months ended March 31, 1999, from $4.1 million for the three months ended March 31, 1998 for the reasons stated above.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had $5.0 million in cash balances and net working capital of approximately $10.4 million. The Company's primary sources of liquidity are cash provided by operations, and availability under the Senior Credit Agreement and the Preferred Stock Agreement.

         Net cash flows used in operating activities increased by $1.6 million to $2.9 million for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998. The Company made interest and film payments of $7.9 million and $1.9 million, respectively, during the period ended March 31, 1999 compared to payments of $5.9 million and $1.1 million for the three months ended March 31, 1998.

         Net cash flows used in investing activities increased by $74.8 million to $75.1 million for the three months ended March 31, 1999 from $0.3 million for the three months ended March 31, 1998. In 1999, the Company expended approximately $74.2 million to complete the acquisition of WUPW. In 1998, no acquisitions occurred in the first quarter.

         Net cash flows provided by financing activities increased by $66.6 million to $77.6 million for the three months ended March 31, 1999 from $11.0 million for the three months ended March 31, 1998. In 1999, the Company sold $37.1 million in Redeemable Preferred Stock Series B net of expense and borrowed $41.0 million under the Senior Credit Agreement.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the 11% Senior Subordinated Notes (Senior Subordinated Notes), working capital needs, the funding of capital expenditures and acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinate Notes and intends to do so in order to fund future acquisitions as part of its business strategy. The Company has historically funded its acquisition activities through a combination of borrowings and issuances of preferred and common stock. The Company's primary sources of liquidity are cash provided by operations, and availability under its Senior Credit Agreement.

         Principal and interest payments under the Senior Credit Agreement and the Senior Subordinated Notes will represent significant liquidity requirements for the Company. Loans under the Senior Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Credit Agreement and the Senior Subordinated Notes will limit the Company's ability to pay cash dividends prior to 2002. The Senior Credit Agreement and the Senior Subordinated Notes impose certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make restricted payments, consummate certain asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Sunrise, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

         In 1997, the Company completed a private placement of $100.0 million principal amount of its Senior Subordinated Notes, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into the Senior Credit Agreement with various lenders which provides a $100.0 million Term Loan Facility and $65.0 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At March 3, 1999, the Company had drawn $100.0 million on the term loan facility and $52.0 million under the revolving loan facility. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial operating maintenance covenants including a maximum consolidation leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.3:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of he Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens; (iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At March 31, 1999, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

         On February 5, 1999, the Company entered into an agreement (the Series B Agreement) to sell up to $90.0 million of Series B Redeemable Preferred Stock in order to finance acquisitions by the Company from time to time. An aggregate of $37.5 million of Series B Redeemable Preferred Stock was sold on February 5, 1999 to finance the Toledo Acquisition ($35.0 million) and to fund an escrow account ($2.5 million) to pay dividends on such Series B Redeemable Preferred Stock.

         Based on the current level of operations and anticipated future internally generated growth, the Company anticipates that its cash flow from operations, together with available borrowings under the Senior Credit Agreement and the Preferred Stock Agreement will be sufficient to meet its anticipated requirements for working capital, capital expenditures, and debt service requirements. The Company's future operating performance and ability to service or refinance the Senior Credit Agreement will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and equity capital and no assurance can be given as to whether, and on what terms, such additional debt and / or equity capital will be available, including additional equity contributions from the Company's stockholder. The degree to which the Company is leveraged could have a significant effect on its results of operations.

Capital Expenditures

         Capital expenditures were $1.0 million and $0.3 million for the three month periods ended March 31, 1999 and 1998, respectively. Capital expenditures are anticipated to be $5.8 million for the year ended December 31, 1999. We anticipate that the digital television will require a minimum expenditure of $3.0 million per station to develop facilities necessary for transmitting a digital signal with initial expenditures required beginning in 2000. The Company's ability to make capital expenditures is subject to certain restrictions under the Bank Credit Agreement.

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

         The Company was exposed to minimal market risk related to interest rates as of December 31, 1998. The Company's Senior Subordinated Notes bear a fixed rate of interest of 11% and are due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 7.025%. The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are anticipated to have an immaterial effect on the operations of the Company for 1999. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

         On February 9, 1999, the Company entered into a two year interest rate swap agreement, which is extendable by the other party for an additional two years, to reduce the impact of changing interest rates on $40.0 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.06% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.935%.The floating interest rates are based upon the three month (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are anticipated to have an immaterial effect on the operations of the Company for 1999. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

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

Employees

         As of March 31, 1999, the Stations had approximately 692 full-time and 87 part-time employees. The company is a party to collective bargaining agreements which apply to approximately 210 full time and 32 part time employees at WROC, WEYI, WTOV, WJAC and WDTN. The Company's agreement with unions are renegotiated from time to time, but there can be no assurances that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute. However, the Company believes that its employee relations are generally good.

Environmental Regulation

         As the owner, lessee or operator of various real properties and facilities, the company is subject to various federal, state and local environmental laws and regulations. Historically, compliance with such laws and regulations has not had a material adverse effect on the Company's business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require the Company to make significant expenditures of funds.

Year 2000 Compliance

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures that may create an inability for the Stations to broadcast their daily programming and generate revenues.

         Since its inception, the Company has been replacing and enhancing its computer systems to gain significant operational efficiencies and, through these same efforts, year 2000 compliant equipment and applications have been installed. Total expenditures to March 31, 1999 have amounted to approximately $0.8 million for the replacement and enhancement of these systems. In October of 1998, Company management initiated a company-wide program to prepare the Company's operations for the year 2000.

         The Company's program consists of two phases. The first phase is an assessment of the Company's systems with respect to year 2000 compliance and the formulation of an action plan. During the assessment phase, the Company will be reviewing individual applications, as well as the computer hardware and satellite delivery systems. The assessment will include information technology
(IT) and non-information technology systems. A comprehensive review and inventory was conducted in the first quarter of 1999. This phase involves an assessment of the readiness of third party vendors and suppliers. The Company issued year 2000 readiness questionnaires to some vendors, however, responses to these inquiries are expected to be limited. The assessment of the Company's IT and non-IT systems, and an action plan for remediation is expected to be substantially completed by the end of the second quarter of 1999. Until our assessment has been completed, the Company cannot properly determine the impact of system failures related to year 2000 non-compliance.

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

PRO FORMA BASIS

         The pro forma information presents the results of operations of the Stations owned by the Company at March 31, 1999, after the Rochester disposition. The following pro forma information is not indicative of the actual results that would have been achieved had each Station been owned and the Rochester Disposition had occurred on January 1, 1998, nor is it indicative of the future results of operations.


PRO FORMA NET REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to net revenues.

                                                         Three Months Ended                               Year Ended
                                                             March 31,                                    December 31
                                                1999                           1998                         1998
                                       ----------------------------------------------------          -------------------
                                          $             %                $              %                $           %
                                       ------         -----           ------          -----          -------       -----
                                                                    (Dollars in Thousands)
Gross Revenues:
  Local                                $11,272         52.1%          $11,316          53.5%         $50,214        51.7%
  National                               7,169         33.2%            6,094          28.8%          27,863        28.7%
  Political                                 49          0.2%                9           0.0%           4,593         4.7%
  Network Compensation                   1,335          6.2%            1,414           6.7%           5,496         5.7%
  Trade and barter                         570          2.6%              708           3.3%           3,165         3.2%
  Income from joint operating
    agreement (1)                          711          3.3%              903           4.3%           4,193         4.3%
  Other                                    511          2.4%              705           3.4%           1,677         1.7%
                                        ------         -----           -------         -----          -------       -----
       Total                            21,617        100.0%           21,149         100.0%          97,201       100.0%
Agency and national
 representative commissions             (2,872)       (13.3%)          (2,679)        (12.7%)        (12,846)      (13.2%)
                                       -------        -----           -------         -----          -------       -----
Net revenue                            $18,745         86.7%          $18,470          87.3%         $84,355        86.8%
                                       =======        =====           =======         =====          =======       =====

(1)      Represents 50% of the broadcast cash flow of WNAC and WPRI.

PRO FORMA RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenue.

                                                                                                          Year Ended
                                                      Three Months Ended March 31,                       December 31,
                                                    1999                        1998                         1998
                                           -----------------------     -----------------------     -----------------------
                                               $            % of           $           % of           $             % of
                                                          Revenues                    Revenues                    Revenues
                                           --------       --------     --------       --------     --------       --------
                                                                        (Dollars in Thousands)
Net Revenues:                              $ 18,745         100.0%     $ 18,470         100.0%     $ 84,355         100.0%

Station Operating Expenses:
  Station operating                           6,043          32.2%        5,936          32.1%       23,933          28.4%
  Selling, general and administrative         4,917          26.2%        4,885          26.4%       20,982          24.9%
  Trade and barter                              592           3.2%          617           3.4%        1,624           1.9%
  Depreciation                                3,194          17.0%        3,030          16.4%       12,318          14.6%
  Amortization                                5,541          29.6%        5,586          30.3%       21,773          25.8%
  Corporate expenses                            850           4.6%          850           4.6%        3,400           4.0%
                                           --------         -----      --------         -----      --------         -----
   Total station operating expenses          21,137         112.8%       20,904         113.2%       84,030          99.6%
                                           --------         -----      --------         -----      --------         -----
Operating (loss) income                    $ (2,392)        (12.8%)    $ (2,434)        (13.2%)    $    325           0.4%
                                           ========         =====      ========         =====      ========         =====
Broadcast cash flow                        $  7,221          38.5%     $  6,921          37.5%     $ 37,481          44.4%
                                           ========         =====      ========         =====      ========         =====
EBITDA                                     $  6,371          34.0%     $  6,071          32.9%     $ 34,081          40.4%
                                           ========         =====      ========         =====      ========         =====

PRO FORMA BROADCAST CASH FLOW AND EBITDA:

The following table sets forth a computation of broadcast cash flow and EBITDA for the periods indicated.

                                                          Three Months Ended           Year Ended
                                                               March 31,              December 31,
                                                        1999             1998            1998
                                                      -------          -------     ------------------
                                                                   (Dollars in thousands)
Operating (Loss) Income                               $ (2,392)        $ (2,434)         $    325
Add:     Amortization of program right                   1,507            1,527             6,136
         Depreciation of property and equipment          3,194            3,030            12,318
         Amortization of intangibles                     5,541            5,586            21,773
         Corporate overhead                                850              850             3,400
Less:    Payments for program rights                    (1,479)          (1,638)           (6,471)
                                                      --------         --------          --------
         Broadcast cash flow                             7,221            6,921            37,481
Less:    Corporate expenses                               (850)            (850)           (3,400)
                                                      --------         --------          --------
         EBITDA                                       $  6,371         $  6,071          $ 34,081
                                                      ========         ========          ========

ITEM 5.  OTHER INFORMATION

         On March 16, 1999, the Company and Sinclair Communications, Inc. (Sinclair) entered into a purchase agreement (the Sinclair Agreement). Pursuant to the Sinclair Agreement, the Company will purchase from Sinclair: WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa for a total purchase price of approximately $87,000, including working capital, fees and expenses. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission. On April 29, 1999, the Antitrust Division of the United States Department of Justice (the DOJ) issued a request for additional information under the HSR Act in connection with the acquisition. The Company and Sinclair are negotiating with the DOJ regarding this transaction and the waiting period under the HSR Act has been extended pending completion of these discussions. Accordingly at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

PART II

Item 6            Exhibits and Reports on Form 10-Q

(a)      Exhibits
         --------
         2.1      Asset Purchase Agreement by and between Elcom of Ohio, Inc., and STC Broadcasting, Inc. dated as of July 24, 1998. (1)

         2.2      Asset Purchase Agreement by and among STC Broadcasting, Inc.
                  and STC License Company and Nexstar Broadcasting of Rochester,
                  Inc. dated March 3, 1999. (3)

         2.3 Purchase Agreement by and among Sinclair Communications, Inc., and STC Broadcasting, Inc., dated March 16, 1999 (3)

         10.1 Second Amendment, dated as of January 29, 1999 to the Amended and Restated Credit Agreement, dated as of July 2, 1998 among
                  Sunrise Television Corp., STC Broadcasting, Inc. and Chase
                  Manhattan Bank, NationsBank NA, and Salomon Brothers Holding
                  Company, Inc. (3)

         10.2 Securities Purchase Agreement by and among the Company and Chase Manhattan Corporation, Credit Suisse First Boston
                  Corporation, and Salomon Brothers Holding Company, Inc. dated
                  February 5, 1999 (3)

         10.3     Certificate of Designation of the Powers, Preferences and
                  Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999 (3)

         10.4     Put and Call Agreement dated February 5, 1999 among Hicks Muse
                  Tate & Furst Equity Fund III, L.P. Chase Manhattan
                  Corporation, Credit Suisse First Boston Corporation and
                  Salomon Brothers Holding Company, Inc. (3)

         10.5 Escrow Agreement dated February 5, 1999 by and between Company and the Chase Manhattan Bank (3)

         10.6     Engagement letter dated February 5, 1999 between Sunrise
                  Television Corp., the Company and Chase Securities, Inc.,
                  Credit Suisse First Boston Corporation and Salomon Smith
                  Barney, Inc. (3)

         10.7 Station Affiliation Agreement between FOX Broadcasting Company and STC License Company for station WUPW-TV dated February 2,
                  1999 (3)

         12       Statement of fixed charge ratio (3)
         21.1     Subsidiaries of STC Broadcasting, Inc. (3)
         27.2     Financial Data Schedule (4) (for SEC use only)


(1) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period April 1, 1998 to June 30, 1998.

(2) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period July 1, 1998 to September 30, 1998.

(3) Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the period January 1, 1998 to December 31, 1998.

(4)      Filed herewith

(B)      Reports on Form 8-K

         On February 16, 1999, the Company filed an 8-K relating to the consummation of the WUPW-TV acquisition. The filing included historical financial statements for WUPW-TV and pro forma statements for the Company.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             STC Broadcasting, Inc.
                             ----------------------
                                   Registrant



Date:  May 7, 1999                        By: /s/  David A. Fitz
                                             ---------------------------------
                                                   David A. Fitz
                                                   Senior Vice-President/
                                                   Chief Financial Officer