Form 10-Q
period 1999-06-30
STC BROADCASTING INC
filed 1999-08-02
CIK 1037900

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

                       COMMISSION FILE NUMBER: 333-29555

                             STC BROADCASTING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                      75-2676358
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                           Identification Number)

720 2nd AVENUE SOUTH                                        (727) 821-7900
ST. PETERSBURG, FLORIDA  33701                      ----------------------------
----------------------------------------               (Registrant's telephone
(Address of principal executive offices)            number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

As of August 2, 1999, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999
                                     INDEX


                                                                          PAGE

                       PART I. FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998                                        3 - 4

             Consolidated Statements of Operations for the
                Three Months Ended June 30, 1999 and 1998,
                and the Six Months Ended June 30, 1999 and 1998          5

             Consolidated Statement of Stockholder's Equity
                for the Six Months Ended June 30, 1999                   6

             Consolidated Statements of Cash Flows for the
                Three Months Ended June 30, 1999 and 1998,
                and the Six Months Ended June 30, 1999 and 1998          7

             Notes to Consolidated Financial Statements                  8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                         14

                           PART II. OTHER INFORMATION

ITEM 5.      OTHER INFORMATION                                           24

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                            24 - 25

Item 1. Financial Statements

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                             (dollars in thousands)


                                                      June 30, 1999    December 31, 1998
                                                      -------------    -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                              $  6,385          $  5,347
   Accounts receivable, net                                 16,631            16,198
   Current portion of program rights                         6,789             7,770
   Other current assets                                      4,530             1,191
                                                          --------          --------
            Total current assets                            34,335            30,506
                                                          --------          --------
PROPERTY AND EQUIPMENT, net                                 76,415            82,179

INTANGIBLE ASSETS, net
   FCC licenses                                             87,247            71,657
   Network affiliation agreements                          184,139           175,505
   Other                                                     3,065             3,482
                                                          --------          --------
            Net intangible assets                          274,451           250,644
                                                          --------          --------
OTHER ASSETS
   Deferred financing and acquisition costs, net            11,452            11,016
   Program rights, net of current portion                   12,132            10,167
                                                          --------          --------
            Total other assets                              23,584            21,183
                                                          --------          --------
            Total assets                                  $408,785          $384,512
                                                          ========          ========

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
               Unaudited Consolidated Balance Sheets (continued)
                 (dollars in thousands, except for share data)


                                                                  June 30, 1999     December 31, 1998
                                                                  -------------     -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $  4,583           $  6,887
   Accrued expenses                                                      2,855              2,806
   Accrued interest                                                      3,270              3,269
   Current portion of long-term debt                                     4,000              1,500
   Current portion of program rights payable                             6,911              8,230
   Deferred gain on sale of WROC                                         4,459                 --
                                                                      --------           --------
            Total current liabilities                                   26,078             22,692

LONG-TERM DEBT                                                         206,000            209,500

DEFERRED INCOME TAXES                                                   20,003             25,410

PROGRAM RIGHTS PAYABLE, net of current portion                          12,743             10,817

REDEEMABLE PREFERRED STOCK SERIES A,
   300,000 shares authorized, issued and outstanding,
   liquidation preference of $30,000                                    40,182             37,364

REDEEMABLE PREFERRED STOCK SERIES B,
   90,000 shares authorized, 37,500 issued, and outstanding,
   liquidation preference of $37,500                                    37,117                 --

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                                    --                 --
   Additional paid-in capital                                           97,212             97,212
   Accumulated deficit                                                 (30,550)           (18,483)
                                                                      --------           --------
            Net stockholder's equity                                    66,662             78,729
                                                                      --------           --------
            Total liabilities and stockholder's equity                $408,785           $384,512
                                                                      ========           ========

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations
                 (dollars in thousands, except for share data)


                                                               Three Months                         Six Months
                                                              Ended June 30,                      Ended June 30,
                                                          1999             1998               1999              1998
                                                        -------           -------           -------           -------
NET REVENUES                                            $21,207           $16,992          $ 41,621           $28,327

OPERATING EXPENSES:
  Station operating                                       6,018             4,928            12,984             9,025
  Selling, general and administrative                     5,084             3,887            10,447             6,867
  Trade and barter                                          712               533             1,355               922
  Depreciation of property and equipment                  3,282             1,902             6,707             3,255
  Amortization of intangibles and other assets            5,605             4,186            11,492             7,585
  Corporate expenses                                        749               500             1,489               961
                                                        -------           -------          --------           -------
            Total operating expenses                     21,450            15,936            44,474            28,615
                                                        -------           -------          --------           -------

OPERATING INCOME (LOSS)                                    (243)            1,056            (2,853)             (288)

OTHER (EXPENSE) INCOME:
  Interest expense                                       (4,816)           (4,279)           (9,978)           (7,331)
  Gain on asset swap                                         --            17,560                --            17,560
  Expenses incurred in cancelled debt offering             (850)               --              (850)               --
  Other, net                                                 16                32               (33)               70
                                                        -------           -------          --------           -------
NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT              (5,893)           14,369           (13,714)           10,011

INCOME TAX (PROVISION) BENEFIT                            2,857              (636)            5,382              (372)
                                                        -------           -------          --------           -------
NET INCOME (LOSS)                                        (3,036)           13,733            (8,332)            9,639

REDEEMABLE PREFERRED STOCK
   DIVIDENDS AND ACCRETION:
      SERIES A                                           (1,432)           (1,253)           (2,818)           (2,465)
      SERIES B                                             (599)               --              (917)               --
                                                        -------           -------          --------           -------
            Total dividends and accretion                (2,031)           (1,253)           (3,735)           (2,465)
                                                        -------           -------          --------           -------
NET INCOME (LOSS) APPLICABLE TO
     COMMON SHAREHOLDER                                 $(5,067)          $12,480          $(12,067)          $ 7,174
                                                        =======           =======          ========           =======
BASIC AND DILUTED NET INCOME (LOSS)
     PER COMMON SHARE                                   $(5,067)          $12,480          $(12,067)          $ 7,174
                                                        =======           =======          ========           =======
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                      1,000             1,000             1,000             1,000
                                                        =======           =======          ========           =======

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                     For the Six Months Ended June 30, 1999
                             (dollars in thousands)


                                                                                        Net
                                   Common       Additional        Accumulated      Stockholder's
                                   Stock      Paid-In Capital       Deficit            Equity
                                   -------------------------------------------------------------
Balance, December 31, 1998          $--          $ 97,212          $(18,483)          $ 78,729

Net loss applicable to
   common shareholder                --                --           (12,067)           (12,067)
                                    ---          --------          --------           --------
Balance, June 30, 1999              $--          $ 97,212          $(30,550)          $ 66,662
                                    ===          ========          ========           ========

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                       Three Months                    Six Months
                                                                      Ended June 30,                 Ended June 30,
                                                                    1999           1998           1999           1998
                                                                  --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (3,036)      $ 13,733       $ (8,332)      $  9,639
Adjustments to reconcile net income (loss)
   to net cash provided (used) in operating activities:
   Depreciation of property and equipment                            3,282          1,902          6,707          3,255
   Amortization of intangibles and other assets                      5,605          4,186         11,492          7,585
   Amortization of program rights                                    1,419          1,397          3,285          2,489
   Payments on program rights                                       (1,532)        (1,424)        (3,402)        (2,527)
   Deferred tax provision (benefit)                                 (2,870)           600         (5,407)           300
   Gain on asset swap                                                   --        (17,560)            --        (17,560)
   Loss on disposal of property and equipment                           --              4            119              8
Change in operating assets and liabilities
   net of effects from acquired and disposed stations:
   Accounts receivable                                              (3,778)          (674)        (2,791)         1,538
   Other current assets                                               (502)           628         (1,021)           916
   Accounts payable and accrued expenses                             2,043          3,075         (2,882)        (1,018)
                                                                  --------       --------       --------       --------
            Net cash provided (used) in operating activities           631          5,867         (2,232)         4,625
                                                                  --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WUPW-TV                                                (277)            --        (74,448)            --
Acquisition of Abilene Radio and Television                             --         (8,164)            --         (8,164)
Net assets acquired in swaps                                            --        (57,995)            --        (57,995)
Capital expenditures                                                (1,371)        (1,178)        (2,388)        (1,464)
Proceeds from disposal of property and equipment                         1             11             99             14
                                                                  --------       --------       --------       --------
            Net cash used in investing activities                   (1,647)       (67,326)       (76,737)       (67,609)
                                                                  --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under credit agreement                          --             --         41,000         12,000
Increase in payable related to swap transactions                        --         55,847             --         55,847
Repayment of credit agreement                                      (42,000)        (1,000)       (42,000)        (2,000)
Deferred acquisition and debt refinancing
   costs incurred                                                       63           (478)          (163)          (497)
Payment of Preferred Stock Dividend Series B                          (589)            --           (900)            --
Proceeds from sale of WROC, net of deferred gain                    44,970             --         44,970             --
Proceeds from sale of Redeemable
   Preferred Stock Series B, net of expenses                            --             --         37,100             --
                                                                  --------       --------       --------       --------
            Net cash provided by financing activities                2,444         54,369         80,007         65,350
                                                                  --------       --------       --------       --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                            1,428         (7,090)         1,038          2,366

CASH AND CASH EQUIVALENTS,
     BEGINNING BALANCE                                               4,957         11,088          5,347          1,632
                                                                  --------       --------       --------       --------
CASH AND CASH EQUIVALENTS,
     ENDING BALANCE                                               $  6,385       $  3,998       $  6,385       $  3,998
                                                                  ========       ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
    Preferred dividends and accretion                             $  2,031       $  1,253       $  2,835       $  2,465
    New program contracts                                         $  1,097       $    372       $  4,777       $    489
Cash paid for interest                                            $  2,035       $  1,492       $  9,977       $  7,368

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1999
         (dollars in thousands, except for share data and percentages)

1. PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited consolidated financial statements present the consolidated financial statements of STC Broadcasting, Inc. and subsidiaries (the Company). STC Broadcasting, Inc. was incorporated on November 1, 1996, in the state of Delaware, commenced operations on March 1, 1997, and is a wholly owned subsidiary of Sunrise Television Corp. (Sunrise). All of the common stock of Sunrise is owned by Sunrise Television Partners, L.P., of which the managing general partner is Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated (Hicks Muse). At June 30, 1999, the Company owned the following commercial television stations (the Stations):


                                                                                        Network
Station            Acquisition Date                     Market                        Affiliation
--------           ----------------                     ------                        -----------
WEYI               March 1, 1997        Flint, Saginaw-Bay City, Michigan                 NBC
WROC (1)           March 1, 1997        Rochester, New York                               CBS
WTOV               March 1, 1997        Wheeling, West Virginia and
                                                Steubenville, Ohio                        NBC
WJAC               October 1, 1997      Johnstown, Altoona, State College,
                                                Pennsylvania                              NBC
KRBC               April 1, 1998        Abilene-Sweetwater, Texas                         NBC
KACB               April 1, 1998        San Angelo, Texas                                 NBC
WDTN               June 1, 1998         Dayton, Ohio                                      ABC
WNAC               June 1, 1998         Providence, Rhode Island and
                                                New Bedford, Massachusetts                FOX
KVLY               November 1, 1998     Fargo-Valley City, North Dakota                   NBC
KFYR               November 1, 1998     Minot-Bismarck-Dickinson, North Dakota            NBC
KUMV               November 1, 1998     Minot-Bismarck-Dickinson, North Dakota            NBC
KQCD               November 1, 1998     Minot-Bismarck-Dickinson, North Dakota            NBC
KMOT               November 1, 1998     Minot-Bismarck-Dickinson, North Dakota            NBC
WUPW               February 1, 1999     Toledo, Ohio                                      FOX

(1) On April 1, 1999, the Company completed the non-license sale of the WROC assets to Nexstar Broadcasting of Rochester, Inc. ("Nexstar") and entered into a Time Brokerage Agreement with Nexstar under which Nexstar now programs a majority of the time on WROC and retains the revenues from the sale of advertising time. (see note 4)

         The Company and various subsidiaries hold the assets of the Stations. One subsidiary, Smith Acquisition Company (SAC) has a one percent equity interest controlled by Smith Broadcasting Group, Inc. (SBG). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. SBG's interest in SAC, which include WTOV and WNAC, represents an immaterial portion of the Company's total assets.

         Significant intercompany transactions and accounts have been eliminated. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements are condensed interim financial statements and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998 included in the Company's previously filed Annual Report on Form 10-K. The interim financial statements are unaudited but include all material adjustments that the Company considers necessary for a fair presentation of results of operations for the periods presented. Operating results of interim periods are not necessarily indicative of results for a full year.

2. LONG-TERM DEBT:

         Long-term debt consists of the following:


                                      June 30, 1999      December 31, 1998
                                      -------------      -----------------
         Senior Subordinated Notes      $ 100,000             $ 100,000
         Senior Credit Agreement          110,000               111,000
                                        ---------             ---------
         Total long-term debt             210,000               211,000
         Less: current portion             (4,000)               (1,500)
                                        ---------             ---------
         Net long-term debt             $ 206,000             $ 209,500
                                        =========             =========

         The following table shows interest expense for the periods indicated:


                                                   Six months ended June 30,
                                                    1999              1998
                                                  --------          --------
         Senior Subordinated Notes                $  5,500          $  5,500
         Senior Credit Agreement                     4,478               888
         Hearst-Argyle Loan (note 4)                    --               943
                                                  --------          --------
         Total                                    $  9,978          $  7,331
                                                  ========          ========

         In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes (Senior Subordinated Notes), which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement which provides a $100,000 term loan facility and a $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At June 30, 1999, the Company had drawn $100,000 on the term loan facility and $10,000 under the revolving loan facility. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company. The Company has entered into interest rate swap agreements to reduce the impact of changing interest rates on $110,000 of its variable rate borrowing under the Senior Credit Agreement. The base interest rate was fixed at 5.06% to 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.935% to 7.025% at June 30, 1999.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its subsidiaries. Loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial and operating maintenance covenants including a maximum consolidated leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.35:1). The Company is limited in the amount of annual payments that may be made for corporate expenses and capital expenditures.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates, transactions outside the ordinary course of business, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At June 30, 1999, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

3. REDEEMABLE PREFERRED STOCK:

         Series A

         In March 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share. Each share is entitled to quarterly dividends that will accrue at a 14% rate per annum. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. Dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

         Series B

         On February 5, 1999, the Company entered into a $90,000 Redeemable Preferred Stock Series B Bridge Financing Agreement (Preferred Agreement). Upon the acquisition of WUPW-TV (see note 4), the Company sold $37,500 to investors to fund the acquisition and an escrow account for dividends. The Redeemable Preferred Stock Series B has a par value of $0.01 per share with a liquidation preference of $1,000 per share. With respect to dividends and distributions upon liquidation, winding up and dissolution of the Company, the Redeemable Preferred Stock Series B ranks on a parity with the 14% Redeemable Preferred Stock Series A. Cash dividends are payable monthly at either: (i) LIBOR for the applicable dividend period plus 125 basis points; or (ii) the ABR rate. At the option of the Company, any dividends payable on any dividend payment date after August 5, 1999, may be paid in additional whole shares of Redeemable Preferred Stock Series B.

         At any time, the Company may redeem the shares of Redeemable Preferred Stock Series B at a redemption price equal to 100% of the liquidation preference per share plus all accumulated and unpaid dividends per share (Redemption Value). On December 31, 2008, the Company will have an obligation to redeem the then outstanding shares and concurrently with the consummation of any offering of any debt or equity securities of the Company or Sunrise use the net cash proceeds of such offering to redeem the Redeemable Preferred Stock Series B at the Redemption Value. The holders of Redeemable Preferred Stock Series B, have no voting rights, except as otherwise required by law; however, the holders of the Redeemable Preferred Stock Series B, voting together as a single class with the holders of the Redeemable Preferred Stock Series A, shall have the right to elect the lesser of two directors or 25% of the total directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company on or after February 5, 1999, to pay dividends in full or the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock Series B.

         On February 5, 1999, Hicks, Muse, Tate and Furst Equity Fund III, L.P. (the Fund) and other related Hicks Muse entities entered into a Put and Call Agreement with the purchasers of the Redeemable Preferred Stock Series B. At the time of a Trigger Event, such purchasers may require the Fund to purchase outstanding shares of the Redeemable Preferred Stock Series B at the Redemption Price. Trigger Events are defined as the earliest to occur of: (i) the occurrence of an event of default under the Senior Subordinate Notes, the Senior Credit Agreement or the Preferred Agreement; (ii) a failure to comply with any terms of the Certificate of Designation with respect to the Redeemable Preferred Stock Series B; or (iii) August 5, 1999. The Fund has the right to call the Redeemable Preferred Stock Series B at the Redemption Value at any time.

         It is anticipated that during August 1999, the Company will repay all amounts outstanding under the Preferred Agreement by a borrowing of $21,000 under the Senior Credit Agreement, a $15,000 contribution from Sunrise in the form of a capital contribution, and available cash.

4. ACQUISITIONS AND DISPOSITION

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

Pending Transactions

         Sinclair Acquisition

         On March 16, 1999, the Company and Sinclair Communications, Inc. (Sinclair) entered into a purchase agreement (the Sinclair Agreement). Pursuant to the Sinclair Agreement, the Company will purchase from Sinclair: WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa for a total purchase price of approximately $87,000, including working capital, fees and expenses. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission. In April, 1999, the Antitrust Division of the United States Department of Justice (the DOJ) issued various requests for additional information under the Hart-Scott-Rodino Antitrust Improvement Act (HSR Act) in connection with the acquisition. The Company and Sinclair are in discussions with the DOJ regarding this transaction and the waiting period under the HSR Act has been extended pending completion of these discussions. Accordingly at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

         The Company has assigned the right to acquire the broadcast licenses and other license assets of the Sinclair Stations to SDF License Corp., an entity separate from the Company, but owned by members of the Company's senior management team. On April 2, 1999, SDF filed applications seeking FCC consent to the assignment of the licenses of WICS, WICD, and KGAN. The application has been accepted for filing, and no petitions to deny were filed by the May 13, 1999 deadline, although informal objections advocating denial of the applications may be filed up until the date that the FCC grants the applications.

         Rochester Disposition

         On March 3, 1999, the Company, STC License Company, a subsidiary of the Company, and Nexstar Broadcasting of Rochester, Inc. (Nexstar) entered into an asset purchase agreement (the Rochester Agreement) to sell to Nexstar the television broadcast license and operating assets of WROC-TV, Rochester, New York for approximately $46,000 subject to adjustment for certain customary proration amounts. Closing of this sale is subject to customary conditions, including review by the Federal Communications Commission. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43,000 and entered into a Time Brokerage Agreement with Nexstar under which Nexstar now programs a majority of the time of WROC and retains the revenues from the sale of advertising time. The license transfer is subject to the approval of the FCC, which has not been received. The Company has deferred an anticipated gain of $4,459 at June 30, 1999, and will recognize such gain at the license closing.

1998  Transactions

         On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company ("ARTC") for $8,172, including working capital, fees, and expenses. The transaction was funded by additional borrowing under the Senior Credit Agreement.

         In a series of transactions, the Company acquired certain assets from Hearst-Argyle Stations, Inc., (Hearst) through transactions structured as an exchange of assets (the Hearst Transaction). On February 3, 1998, the Company agreed to acquire WPTZ, WNNE, and a local marketing agreement (LMA) for WFFF from Sinclair Broadcast Group, Inc. for $72,000 with the intention of using these assets in the Hearst Transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the FOX affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW, the NBC affiliate in Salinas, California, WPTZ and WNNE for WDTN, the ABC affiliate in Dayton, Ohio, WNAC, the FOX affiliate in Providence, Rhode Island, WNAC's interest in a Joint Marketing Programming Agreement with WPRI, the CBS affiliate in Providence, Rhode Island, and approximately $22,000 in cash. On April 24, 1998, the Company completed a purchase of non-license assets (all operating assets other than FCC licenses and other minor equipment) of WPTZ, WNNE and WFFF for $70,000. On April 24, 1998, WFFF was sold by the Company to an entity controlled by Robert Smith. Under the purchase method of accounting, the accompanying financial statements reflect the operations of WPTZ and WNNE for the period April 24, 1998 to May 31, 1998. Funds to complete the acquisition of WPTZ, WNNE, and WFFF were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement which was repaid on July 3, 1998.

         On June 1, 1998, the Company received contractually the benefits of the operation of stations WDTN, and WNAC and its joint operating agreement with WPRI. The accompanying financial statements reflect the asset swap using the purchase method of accounting and include the results of operations from June 1, 1998. The Company recorded a book gain of $17,560 on the asset swap. The Hearst Transaction was closed in July 1998 and funded with borrowings of $72,500 under the Senior Credit Agreement and an additional investment by Sunrise in the amount of $10,400, which was in the form of an additional capital contribution.

         At June 30, 1998, the Company had recorded the following amounts as payables related to the swap transactions.

         Payable to Hearst-Argyle Stations, Inc.                $  50,188
         Payable to Sinclair Broadcasting Group, Inc.               2,008
         Transactions fees                                          3,651
                                                                ---------
                                                                $  55,847
                                                                =========

The amount payable to Hearst represents approximately the difference between the loan outstanding on the acquisition of WPTZ and WNNE, less the $22,000 in cash owed the Company by Hearst, and plus the net working capital acquired on June 1, 1998. The amount payable to Sinclair represents amounts due on the license assets transfer.

5. SEGMENT INFORMATION

         The Company has 11 reportable segments, two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas (DMA) as defined by A. C. Nielsen Company. Substantially all of each segments' revenues are broadcast related. WUPW was a new reporting segment during the first quarter of 1999 and WROC was disposed of effective April 1, 1999. In the second quarter of 1998, the Company acquired and traded WNNE and WPTZ, the NBC affiliates serving Burlington, Vermont and Plattsburgh, New York.

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

         The Company has aggregated its operating segments based on the aggregation criteria as defined in SFAS 131. The following table sets forth the aggregate information by segment groups and reconciles segment information to consolidated financial statements.


                                                                                 Net
                                                         Net                    (Loss)                  Total
Segment Groups                     Period              Revenues                Income (1)             Assets (3)
--------------                     ------             ---------               -----------             ----------
50 - 75 DMA                         1999              $  20,623               $  (1,581)              $ 169,557
                                    1998                  6,363                     342                 120,602

75 - 125 DMA                        1999                  8,126                  (2,003)                 61,130
                                    1998                  4,890                  (2,786)                 64,117

125 and above DMA                   1999                 10,374                  (2,847)                 76,816
                                    1998                  4,847                     426                  80,044

Stations sold or swapped            1999                  2,498                    (531)                    751
                                    1998                 12,227                  17,187                  39,199

License Companies                   1999                     --                   1,760                  87,247
                                    1998 (2)                 --                      --                  71,655

Corporate                           1999                     --                  (3,130)                 13,284
                                    1998                     --                  (5,530)                  8,895
                                                      ---------               ---------               ---------
Company Totals                      1999              $  41,621               $  (8,332)              $ 408,785
                                    1998              $  28,327               $   9,639               $ 384,512
                                                      =========               =========                ========

(1) The Company does not allocate income taxes to segments.
(2) During 1998, amounts were not allocated to license corporations until year end.
(3) 1998 numbers are as of December 31, 1998.

6. CANCELLED PRIVATE PLACEMENT

         During 1999, the Company and Sunrise had plans to sell debt securities of Sunrise or preferred stock of the Company in a private placement to complete the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they will fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by additional capital contributions by Sunrise. The results of operations for the six months ended June 30, 1999 include a charge of $850 for expenses incurred in the cancelled private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The operating revenues of the Stations are derived primarily from advertising revenues and, to a lesser extent, compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering costs, film and syndicated programming expenditures and promotional costs. A significant proportion of the operating expenses of the Stations are fixed.

         Television stations receive revenues from advertising sold for placement within and adjoining its local and network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by audience surveys conducted in February, May and November of each year. The ratings of local television stations affiliated with a national television network are affected by ratings of network programming, by the number of advertisers competing for the available time, the size and demographic makeup of the markets served by the television station and the availability of alternative advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours, generally during local news programming, prime time, access (the hour before prime time), and early fringe (3:00 p.m. to 5:00 p.m.).

         Most spot advertising contracts are short-term and generally run for only a few weeks. A majority of the Company's spot revenues are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the spot advertising revenues represents national advertising, which is sold by national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay additional commissions to the national sales representatives operating under an agreement that provides for exclusive representation within the particular market of the Station. The spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the fourth quarter in the even years (e.g. 1998 and 2000).

         Broadcast Cash Flow is defined as operating income (loss) plus depreciation of property and equipment, amortization of intangible assets, corporate expenses and amortization of program rights, less payments for program rights. EBITDA is defined as broadcast cash flow less corporate expenses. The Company has included broadcast cash flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by investors to measure a company's ability to service debt. Broadcast cash flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included herein may constitute forward-looking statements. The Company has based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including increased competition, increased costs, changes in network compensation agreements, impact of future acquisitions and dispositions, loss or retirement of key members of management, inability to realize our acquisition strategy, increases in costs of borrowings, unavailability of additional debt and equity capital, adverse state or federal legislation or changes in Federal Communications Commission policies, and changes in general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         In the discussion comparing the three months and six months ended June 30, 1999 and 1998, WTOV and WEYI, the original stations acquired by the Company in March 1997 and still owned by the Company at June 30, 1999, and WJAC, which was acquired on October 1, 1997, will be referred to as the Core Stations. The acquisition of television stations KVLY, KFYR, KUMV, KQCD and KMOT (the Meyer Stations) and KRBC, KACB and WUPW will be referred to as the Station Acquisitions. The KRBC and KACB acquisition closed on April 1, 1998, the Meyer Stations acquisition closed on November 1, 1998, and the WUPW acquisition closed on February 1, 1999. The Company continues to own all of the stations acquired in the Station Acquisitions (as defined in this paragraph). The acquisition of WPTZ and WNNE from Sinclair, and the transfer to Hearst-Argyle Television, Inc. ("Hearst") of KSBW, WPTZ and WNNE in exchange for WDTN, WNAC, and WNAC's interest in a Joint Marketing Agreement with WPRI, will be referred to as the Swap Transaction. The Company held WPTZ and WNNE for approximately one month in anticipation of completing the Swap Transaction. The effect of the sale of the non-license assets of WROC, and the entering into of a local marketing agreement, will be referred to as the WROC Sale.

HISTORICAL PERFORMANCE

All dollars presented in table form are shown in thousands.

NET REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                                  Three Months Ended                        Six Months Ended
                                                       June 30,                                 June 30,
                                              1999               1998                  1999                   1998
                                      -----------------   -----------------     -----------------     -------------------
                                          $         %         $         %          $          %           $           %
                                      --------    -----   --------    -----     --------    -----     --------      -----
Gross Revenues:
     Local                            $ 12,650     51.8%  $  9,828     49.3%    $ 24,783     51.6%    $ 16,396      49.4%
     National                            8,331     34.1%     6,887     34.6%      16,383     34.1%      11,739      35.4%
     Political                             119      0.5%       917      4.6%         168      0.3%       1,153       3.5%
     Network Compensation                1,322      5.4%     1,176      5.9%       2,789      5.8%       2,123       6.4%
     Trade and barter                      727      3.0%       599      3.0%       1,379      2.9%       1,017       3.0%
     Joint Operating Agreements (1)        914      3.7%       327      1.6%       1,625      3.4%         327       1.0%
     Other                                 375      1.5%       201      1.0%         899      1.9%         444       1.3%
                                      --------    -----   --------    -----     --------    -----     --------     -----
            Total                       24,438    100.0%    19,935    100.0%      48,026    100.0%      33,199     100.0%
Agency and national
   representative commissions           (3,231)   (13.2%)   (2,943)   (14.8)%     (6,405)   (13.3%)     (4,872)    (14.7%)
                                      --------    -----   --------    -----     --------    -----     --------     -----
Net revenue                           $ 21,207     86.8%  $ 16,992      85.2%   $ 41,621     86.7%    $ 28,327      85.3%
                                      ========    =====   ========    =====     ========    =====     ========     =====

(1) Represents 50% of the broadcast cash flow of WNAC and WPRI.

         Net revenues increased by $4.215 million or 24.8% to $21.207 million for the three months ended June 30, 1999 from $16.992 million for the three months ended June 30, 1998. The following table summarizes the increase in net revenue:

                   Core stations                        $  (191)
                   Swap transaction                         474
                   Station acquisitions                   6,856
                   WROC sale                             (2,924)
                                                        -------
                                                        $ 4,215
                                                        =======


            Net revenues increased by $13.294 million or 46.9% to $41.621 million for the six months ended June 30, 1999 from $28.327 million for the six months ended June 30, 1998. The following table summarizes the increase in net revenues:

                   Core stations                        $    142
                   Swap transaction                        3,068
                   Station acquisitions                   13,459
                   WROC sale                              (3,375)
                                                        --------
                                                        $ 13,294
                                                        ========

RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenues.


                                                        Three Months Ended                             Six Months Ended
                                                              June 30,                                      June 30,
                                                    1999                  1998                     1999                1998
                                           --------------------    -------------------     ------------------   -----------------
                                               $         % of        $          % of          $        % of       $        % of
                                                       Revenues               Revenues               Revenues            Revenues
                                           --------------------    -------------------     ------------------   -----------------
Net revenues:                              $ 21,207     100.0%     $16,992      100.0%     $ 41,621    100.0%   $28,327    100.0%

Operating Expenses:
     Station operating                        6,018      28.4%       4,928       29.0%       12,984     31.2%     9,025     31.9%
     Selling, General & Administrative        5,084      24.0%       3,887       22.9%       10,447     25.1%     6,867     24.2%
     Trade and barter                           712       3.4%         533        3.1%        1,355      3.3%       922      3.3%
     Depreciation                             3,282      15.5%       1,902       11.2%        6,707     16.1%     3,255     11.5%
     Amortization                             5,605      26.4%       4,186       24.6%       11,492     27.6%     7,585     26.8%
     Corporate expenses                         749       3.5%         500        2.9%        1,489      3.6%       961      3.4%
                                           --------     -----      -------      -----      --------    -----    -------    -----
            Total operating expenses       $ 21,450     101.2%     $15,936       93.7%     $ 44,474    106.9%   $28,615    101.1%
                                           ========     =====      =======      =====      ========    =====    =======    =====
            Operating income (loss)        $   (243)     (1.2%)    $ 1,056        6.3%     $ (2,853)   (6.9%)   $  (288)   (1.1%)
                                           ========     =====      =======      =====      ========    =====    =======    =====

         Operating expenses increased by $5.514 million or 34.6% to $21.450 million for the three months ended June 30, 1999 from $15.396 million for the three months ended June 30, 1998. The following table summarizes the increase in operating expenses:

                   Core stations                              $    125
                   Swap transaction                                340
                   Station acquisitions                          6,947
                   WROC sale                                    (2,729)
                   Corporate expenses and depreciation             162
                   License corporations amortization               669
                                                              --------
                                                              $  5,514
                                                              ========

         Operating expenses increased by $15.859 million or 55.4% to $44.474 million for the six months ended June 30, 1999 from $28.615 million for the six months ended June 30, 1998. The following table summarizes the increase in operating expenses:

                      Core stations                            $   203
                      Swap transaction                           2,596
                      Station acquisitions                      13,930
                      WROC sale                                 (2,778)
                      Corporate expenses and depreciation          369
                      License corporations amortization          1,539
                                                               -------
                                                               $15,859
                                                               =======

Interest Expense

         Interest expense increased by $.537 million or 12.5% to $4.816 million for the three months ended June 30, 1999, from $4.279 million for the three months ended June 30, 1998 and increased by $2.647 million or 36.1% to $9.978 million for the six months ended June 30, 1999, from $7.331 for the three months ended June 30, 1998. The majority of such increases were due to higher outstanding balances on the Senior Credit Agreement related to the Station Acquisitions and the Swap Transaction, offset slightly by lower interest rates.

Gain on Asset Swap

         The Company recognized gain in connection with the Swap Transaction of $17.560 million for the three and six months ended June 30, 1998 with no gain in the comparable period for 1999. Subsequent to June 30, 1998, the Company had a reduction in costs and expenses related to the Swap Transaction in the amount of approximately $.103 million.

Expenses Incurred in Cancelled Debt Offering

         During the second quarter of 1999, the Company and Sunrise contemplated selling either debt securities of Sunrise or preferred stock of the Company in a private placement to fund the acquisition under the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they will fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The three months and six months ended June 30, 1999 include an $.850 million charge for the cancelled offering.

Income Tax Benefits

         Income tax benefits increased by $3.493 million to $2.857 million for the three months ended June 30, 1999 from $.636 million tax provision for the three months ended June 30, 1998 and increased by $5.754 million to $5.382 million for the six months ended June 30, 1999 from $.372 million tax provision for the six months ended June 30, 1998. This increase is attributable to the acquisition of WJAC, KRBC, and KACB, and the related amortization of the step up in basis of their assets for purchase accounting and the increase in deferred tax benefits due to the recognition of future loss carryforwards.

Net Loss

         Net loss increased by $16.769 million to $3.036 million for the three months ended June 30, 1999 from a net income of $13.733 million for the three months ended June 30, 1998 and increased by $17.971 million to a loss of $8.332 million for the six months ended June 30, 1999 from a net income of $9.639 million for the six months ended June 30, 1998 for the reasons stated above.

BROADCAST CASH FLOW AND EBITDA:

The following table sets forth a computation of broadcast cash and EBITDA for the periods indicated.

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                   June 30,
                                                        1999          1998         1999           1998
                                                      --------      --------    ---------      ---------
      Operating (Loss) Income                         $   (243)     $  1,056    $  (2,853)     $    (288)
      Add:  Amortization of program rights               1,419         1,397        3,285          2,489
            Depreciation of property and equipment       3,282         1,902        6,707          3,255
            Amortization of intangibles                  5,605         4,186       11,492          7,585
            Corporate expenses                             749           500        1,489            961
      Less: Payments for program rights                 (1,532)       (1,424)      (3,402)        (2,527)
                                                      --------      --------    ---------       --------
            Broadcast Cash Flow                          9,280         7,617       16,718         11,475
      Less: Corporate expenses                             749           500       (1,489)          (961)
                                                      --------      --------    ---------       --------
            EBITDA                                    $  8,531      $  7,117    $  15,229       $ 10,514
                                                      ========      ========    =========       ========
      Broadcast cash flow margin                          43.8%         44.8%        40.2%          40.5%
                                                      ========      ========    =========       ========
      EBITDA margin                                       40.2%         41.9%        36.6%          37.1%
                                                      ========      ========    =========       ========

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had $6.385 million in cash balances and net working capital of $8.257 million. The Company's primary sources of liquidity are cash provided by operations and availability under the Senior Credit Agreement and the Preferred Stock Agreement.

         Net cash flows used in operating activities increased by $6.857 million to $2.232 million for the six months ended June 30, 1999 from cash provided by operations of $4.625 million for the six months ended June 30, 1998. The Company made interest and film payments of $9.977 million and $3.402 million, respectively, during the six months ended June 30, 1999 compared to payments of $7.368 million and $2.527 million for the six months ended June 30, 1998.

         Net cash flows used in investing activities increased by $9.128 million to $76.737 million for the six months ended June 30, 1999 from $67.609 million for the six months ended June 30, 1998. In 1999, the Company expended approximately $74.448 million to complete the acquisition of WUPW and in 1998 approximately $66.159 million on acquisitions and swaps.

         Net cash flows provided by financing activities increased by $14.657 million to $80.007 million for the six months ended June 30, 1999 from $65.350 million for the six months ended June 30, 1998. In 1999, the Company sold $37.1 million in Redeemable Preferred Stock Series B net of expense, repaid net $1.000 million under the Senior Credit Agreement and received net proceeds of approximately $44.970 million on the disposition of WROC-TV.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the 11% Senior Subordinated Notes (Senior Subordinated Notes), working capital needs, the funding of capital expenditures and acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinate Notes and intends to do so in order to fund future acquisitions as part of its business strategy. The Company has historically funded acquisitions through a combination of borrowings and issuances of capital stock and receipt of additional capital contributions by Sunrise.

         Principal and interest payments under the Senior Credit Agreement and the Senior Subordinated Notes will represent significant liquidity requirements for the Company. Loans under the Senior Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Credit Agreement and the Senior Subordinated Notes will limit the Company's ability to pay cash dividends prior to 2002. The Senior Credit Agreement and the Senior Subordinate Notes impose certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make restricted payments, consummate certain asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Sunrise, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

         In 1997, the Company completed a private placement of $100.000 million principal amount of its Senior Subordinated Notes, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.000 million Term Loan Facility and $65.000 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At June 30, 1999, the Company had drawn $100.000 million on the term loan facility and $10.000 million under the revolving loan facility. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company.

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

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At June 30, 1999, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

         On February 5, 1999, the Company entered into an agreement (the Series B Agreement) to sell up to $90.000 million of Series B Redeemable Preferred Stock to finance acquisitions by the Company from time to time. An aggregate of $37.500 million of Series B Redeemable Preferred Stock was sold on February 5, 1999 to finance the acquisition of WUPW-TV ($35.000 million) and to fund an escrow account ($2.500 million) to pay dividends on such Series B Redeemable Preferred Stock.

         It is anticipated that during August 1999, the Company will repay all amounts outstanding under the Preferred Agreement by borrowing $21.000 million under the Senior Credit Agreement, receiving a $15.000 million capital contribution by Sunrise and use of available cash.

         Based on the current level of operations and anticipated future internally generated growth, the Company anticipates that its cash flow from operations, together with available borrowings under the Senior Credit
Agreement and available capital under the Preferred Stock Agreement will be sufficient to meet its anticipated requirements for working capital, capital expenditures, and debt service requirements. The Company's future operating performance and ability to service or refinance the Senior Credit Agreement will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and equity capital and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from the Company's stockholder. The degree to which the Company is leveraged could have a significant effect on its results of operations.

CAPITAL EXPENDITURES

         Capital expenditures were $2.400 million and $1.500 million for the six month periods ended June 30, 1999 and 1998, respectively. Capital expenditures are anticipated to be $5.7 million for the year ended December 31, 1999. We anticipate that digital television will require a minimum expenditure of between $2.000 and $3.000 million per station to develop facilities necessary for transmitting a digital signal with initial expenditures generally beginning in 2000. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Agreement.

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

         The Company was exposed to minimal market risk related to interest rates as of June 30, 1999. The Company's Senior Subordinated Notes bear a fixed rate of interest of 11% and are due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.000 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 7.025%. On February 9, 1999, the Company entered into a two-year interest rate swap agreement, which is extendable by the other party for an additional two years, to reduce the impact of changing interest rates on $40.000 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.06% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.935%. The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are anticipated to have an immaterial effect on the operations of the Company during 1999. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

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

EMPLOYEES

         As of June 30, 1999, the Stations had approximately 569 full-time and 90 part-time employees. The Company is a party to collective bargaining agreements which apply to approximately 163 full time and 29 part time employees at WEYI, WTOV, WJAC and WDTN. The Company's agreement with unions are renegotiated from time to time, but there can be no assurances that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute. However, the Company believes that its employee relations are generally good.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In May 1999 the Financial Accounting Standards Board issued an exposure draft proposing an extension of the Statement's effective date. The extension would make the Statement effective for all fiscal quarters beginning after June 15, 2000. Management does not anticipate that this Statement will have a material impact on the Company's consolidated financial statements.

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

         Since its inception, the Company has been replacing and enhancing its computer systems to gain significant operational efficiencies and, through these same efforts, year 2000 compliant equipment and applications have been installed. Total expenditures at June 30, 1999 amount to less than $1.0 million for the replacement and enhancement of these systems.

         In October of 1998, Company management initiated a company-wide program to prepare the Company's operations for the year 2000. The Company's program consists of two phases. The first phase is an assessment of the Company's systems with respect to year 2000 compliance and the formulation of an action plan. During the assessment phase, the Company reviewed individual applications, as well as the computer hardware and satellite delivery systems. The assessment included information technology (IT) and non-information technology systems. A comprehensive review and inventory was completed in the first quarter of 1999. This phase involved an assessment of the readiness of third party vendors and suppliers. The Company issued year 2000 readiness questionnaires to vendors. However, responses to these inquiries have been limited or qualified. The assessment of the Company's IT and non-IT systems, and an action plan for remediation was substantially completed by June 30, 1999.

         The second phase of the Company's program will be the implementation and testing of the remediations required based upon the conclusions reached from the assessments completed during the first phase. The Company's IT environment is comprised of two distinct layers of technology: equipment and applications. During this second phase, the Company tested the readiness of the equipment and of the applications for the year 2000. System testing ensures that a specific application is year 2000 compliant in conjunction with its supporting equipment. Finally, integration testing determines whether a set of applications and the equipment, when operated on a combined basis, deliver services that are year 2000 ready.

         All internal software and hardware has been purchased or leased from third party vendors. The Company does not employ or contract for computer programmers to write Company specific applications.

         The Company receives network and syndicated programming via satellite. The Company's receipt of that programming is dependent upon the broadcast networks and program syndicators resolving their Year 2000 compliance issues. Based upon system tests and assurances from the networks and syndicators, management does not anticipate any disruption in receiving programming from the networks or syndicators.

         The Company's television stations generally use standard purchase software and systems for advertising, inventory management, accounting and production. Each station operates these systems independently on separate hardware platforms. Nearly all critical systems have been modified or are in the process of being upgraded as desired technology becomes available for Year 2000 compliance. The Company inserts advertising into program breaks with computer controlled equipment and uses various broadcast and studio equipment to produce and transmit its broadcast signals. Although much of this equipment includes embedded chips, the Company's tests to date indicate it will continue to operate after 1999.

         It may not be economically or technically feasible for the Company to fully test certain systems, and it is possible that not all IT and non-IT systems can be prepared for the year 2000. Therefore, the readiness plan provided priority to those applications and equipment critical to the operation of the Stations and has identified contingency plans that need to be in place for functions which could be adversely impacted. The contingency plans covering these systems are in the process of being developed. The Company already has, as a matter of course, many contingency plans to provide continuation of critical business functions in the event that systems become unavailable for any reason: including, for example, satellite failures, power outages, or major equipment failures.

         It is difficult for the Company to estimate all costs incurred to date related specifically to remediating year 2000 issues, since the Company has been replacing and enhancing its computer systems in the ordinary course of business. As determined by the assessment phase, estimated future costs of remediation are not considered material to the Company's financial position.

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

Network Affiliation Agreements

         In July 1999, the Fox Network entered into an agreement with WNAC-TV and WUPW-TV which required the affiliates to buy prime time spots from the network. The Company's agreements with Fox Network commenced on July 15, 1999 and terminate on June 30, 2002. As a result of this agreement, the Company expects its broadcast cash flow on an annual basis will decrease by less than $.200 million annually.

         In July 1999, the ABC network entered into an agreement with WDTN-TV which required that WDTN contribute approximately $.300 million to the network in return for additional prime time spots. The agreement contains certain additional items related to children clearances, NFL inventory, the Soap Channel cable revenue sharing and entertainment sports and news exclusivity. The agreement will be for three years beginning August 1, 1999. As a result of this agreement, the Company expects its broadcast cash flow on an annual basis will decrease by less than $.100 million annually.

PRO FORMA BASIS

         The pro forma information presents the results of operations of the Stations owned by the Company at June 30, 1999, after considering the WROC disposition. The following pro forma information is not indicative of the actual results that would have been achieved had each Station been owned and the WROC disposition had occurred on January 1, 1998, nor is it indicative of the future results of operations.

PRO FORMA NET REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.

                                                   Six Months Ended                        Year Ended
                                                       June 30,                           December 31,
                                           1999                    1998                      1998
                                    ------------------     ---------------------     ---------------------
                                        $          %           $             %           $             %
                                    --------     -----     --------        -----     --------        -----
Gross Revenues:
     Local                          $ 23,923      52.0%    $ 24,853         53.8%    $ 50,214         51.7%
     National                         15,499      33.7%      13,608         29.4%      27,863         28.7%
     Political                           168       0.4%         423          0.9%       4,593          4.7%
     Network Compensation              2,662       5.8%       2,777          6.0%       5,496          5.7%
     Trade and barter                  1,298       2.8%       1,555          3.4%       3,165          3.2%
     Joint operating agreements        1,625       3.5%       1,998          4.3%       4,193          4.3%
     Other                               822       1.8%         994          2.2%       1,677          1.7%
                                    --------     -----     --------        -----     --------        -----
            Total                     45,997     100.0%      46,208        100.0%      97,201        100.0%
Agency and national
representative commissions            (6,103)    (13.3%)     (6,037)       (13.1%)    (12,846)       (13.2%)
                                    --------     -----     --------        -----     --------        -----
Net revenues                        $ 39,894      86.7%    $ 40,171         86.9%    $ 84,355         86.8%
                                    ========     =====     ========        =====     ========        =====

PRO FORMA RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenue.


                                                                Six Months Ended                        Year Ended
                                                                     June 30,                          December 31,
                                                         1999                     1998                     1998
                                                 ---------------------   -----------------------   -------------------
                                                     $          % of         $            % of        $         % of
                                                              Revenues                  Revenues              Revenues
                                                 --------     --------   --------       --------   -------    --------
Net Revenues:                                    $ 39,894      100.0%    $ 40,171        100.0%    $84,355     100.0%

Station Operating Expenses:
     Station operating                             12,031       30.2%      11,904         29.6%     23,933      28.4%
     Selling, general and administrative            9,980       25.0%       9,827         24.5%     20,982      24.9%
     Trade and barter                               1,304        3.3%       1,402          3.5%      1,624       1.9%
     Depreciation                                   6,481       16.2%       6,111         15.2%     12,318      14.6%
     Amortization                                  11,236       28.2%      11,363         28.3%     21,773      25.8%
     Corporate expenses                             1,700        4.3%       1,700          4.2%      3,400       4.0%
                                                 --------      -----     --------        -----     -------     -----
            Total station operating expenses       42,732      107.2%      42,307        105.3%     84,030      99.6%
                                                 --------      -----     --------        -----     -------     -----
Operating (loss) income                          $ (2,838)      (7.2%)   $ (2,136)        (5.3%)   $   325        .4%
                                                 ========      =====     ========        =====     =======     =====

PRO FORMA BROADCAST CASH FLOW AND EBITDA:

The following table sets forth a computation of Broadcast Cash Flow and EBITDA.


                                                                 Six Months Ended                     Year Ended
                                                                     June 30,                        December 31,
                                                             1999                  1998                  1998
                                                           --------              --------            ------------
Operating (loss) income                                   $  (2,838)             $ (2,136)             $    325
Add:   Amortization of program rights                         2,925                 3,039                 6,136
       Depreciation of property and equipment                 6,481                 6,111                12,318
       Amortization of intangibles                           11,236                11,363                21,773
       Corporate overhead                                     1,700                 1,700                 3,400
Less:  Payments for program rights                           (3,011)               (3,277)               (6,471)
                                                           --------              --------              --------
       Broadcast cash flow                                   16,493                16,800                37,481
Less:  Corporate expenses                                     1,700                 1,700                 3,400
                                                           --------              --------              --------
       EBITDA                                              $ 14,793              $ 15,100              $ 34,081
                                                           ========              ========              ========
       Broadcast Cash Flow Margin                              41.3%                 41.8%                 44.4%
                                                           ========              ========              ========
       EBITDA Margin                                           37.1%                 37.6%                 40.4%
                                                           ========              ========              ========

PART II

Item 5   Other Information

         On March 16, 1999, the Company and Sinclair Communications, Inc. (Sinclair) entered into a purchase agreement (the Sinclair Agreement). Pursuant to the Sinclair Agreement, the Company will purchase from Sinclair: WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa for a total purchase price of approximately $87.000 million, including working capital, fees and expenses. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission. In April, 1999, the Antitrust Division of the United States Department of Justice (the DOJ) issued requests for various information under the HSR Act in connection with the acquisition. The Company and Sinclair are in discussions with the DOJ regarding this transaction, and the waiting period under the HSR Act has been extended pending completion of these discussions. Accordingly at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

Item 6   Exhibits and Reports on Form 10-Q

(a)  Exhibits

     2.1 Asset Purchase Agreement by and among STC Broadcasting, Inc. and STC License Company and Nexstar Broadcasting of Rochester, Inc. dated March 3, 1999. (3)

     2.2 Purchase Agreement by and among Sinclair Communications, Inc., and STC Broadcasting, Inc., dated March 16, 1999 (3)

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

     12    Statement of fixed charge ratio (3)
     21.1  Subsidiaries of STC Broadcasting, Inc. (3)
     27.1  Financial Data Schedule (4)

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

(B)        Reports on Form 8-K

           No 8-K filings were made by the Company in the second quarter of 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STC Broadcasting, Inc.
                                   ---------------------------
                                   Registrant

Date: August 2, 1999                   By: /s/ David A. Fitz
                                           -------------------
                                       David A. Fitz
                                       Senior Vice-President/
                                       Chief Financial Officer