Form 10-Q
period 1999-09-30
STC BROADCASTING INC
filed 1999-11-08
CIK 1037900

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Yes [X]       No [ ]

As of November 8, 1999, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                     INDEX


                                                                         PAGE

                         PART I. FINANCIAL INFORMATION
ITEM 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of September 30, 1999 and
             December 31, 1998                                          3 - 4

          Consolidated Statements of Operations for the Three
             Months Ended September 30, 1999 and 1998, and the
             Nine Months Ended September 30, 1999 and 1998              5

          Consolidated Statement of Stockholder's Equity
             for the Nine Months Ended September 30, 1999               6

          Consolidated Statements of Cash Flows for the Three
             Months Ended September 30, 1999 and 1998, and the
             Nine Months Ended September 30, 1999 and 1998              7

          Notes to Consolidated Financial Statements                    8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           16 - 27

                          PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                             27 - 28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              28

Item 1. Financial Statements

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     Unaudited Consolidated Balance Sheets
                             (dollars in thousands)


                                                       September 30, 1999   December 31, 1998
                                                       ------------------   -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $  2,841             $  5,347
   Accounts receivable, net                                    13,483               16,198
   Current portion of program rights                            6,947                7,770
   Other current assets                                         4,474                1,191
                                                             --------             --------
         Total current assets                                  27,745               30,506
                                                             --------             --------
PROPERTY AND EQUIPMENT, net                                    74,328               82,179
                                                             --------             --------
INTANGIBLE ASSETS, net
   FCC licenses                                                85,677               71,657
   Network affiliation agreements                             180,784              175,505
   Other                                                        4,361                3,482
                                                             --------             --------
         Net intangible assets                                270,822              250,644
                                                             --------             --------
OTHER ASSETS
   Deferred financing and acquisition costs, net                9,507               11,016
   Program rights, net of current portion                      11,257               10,167
                                                             --------             --------
         Total other assets                                    20,764               21,183
                                                             --------             --------
         Total assets                                        $393,659             $384,512
                                                             ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
               Unaudited Consolidated Balance Sheets (continued)
                 (dollars in thousands, except for share data)


                                                              September 30, 1999      December 31, 1998
                                                              ------------------      -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   4,064              $   6,887
   Accrued expenses                                                     2,395                  2,806
   Accrued interest expense                                               458                  3,269
   Current portion of long-term debt                                    4,500                  1,500
   Current portion of program rights payable                            7,167                  8,230
   Deferred gain on sale of WROC                                        4,504                     --
                                                                    ---------              ---------
         Total current liabilities                                     23,088                 22,692
                                                                    ---------              ---------
LONG-TERM DEBT                                                        225,500                209,500

DEFERRED INCOME TAXES                                                  17,568                 25,410

PROGRAM RIGHTS PAYABLE, net of current portion                         11,734                 10,817

CONTINGENCIES (note 7)

REDEEMABLE PREFERRED STOCK SERIES A,
   300,000 shares authorized, issued and outstanding,
   liquidation preference of $30,000                                   41,664                 37,364

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                                   --                     --
   Additional paid-in capital                                         112,212                 97,212
   Accumulated deficit                                                (38,107)               (18,483)
                                                                    ---------              ---------
         Net stockholder's equity                                      74,105                 78,729
                                                                    ---------              ---------
         Total liabilities and stockholder's equity                 $ 393,659              $ 384,512
                                                                    =========              =========

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations
                 (dollars in thousands, except for share data)


                                                    Three Months                  Nine Months
                                                Ended September 30,           Ended September 30,
                                                1999           1998           1999           1998
                                              --------       --------       --------       --------
NET REVENUES                                  $ 18,223       $ 15,726       $ 59,844       $ 44,053

OPERATING EXPENSES:
  Station operating                              6,063          5,454         19,047         14,480
  Selling, general and administrative            4,496          3,606         14,943         10,473
  Trade and barter                                 671            458          2,026          1,380
  Depreciation of property and equipment         3,194          2,015          9,901          5,270
  Amortization of intangibles and
     other assets                                5,616          4,436         17,108         12,020
  Corporate expenses                               858            522          2,347          1,482
                                              --------       --------       --------       --------
         Total operating expenses               20,898         16,491         65,372         45,105
                                              --------       --------       --------       --------
OPERATING LOSS                                  (2,675)          (765)        (5,528)        (1,052)

OTHER (EXPENSE) INCOME:
  Interest expense                              (5,038)        (4,237)       (15,016)       (11,567)
  Gain on asset swap                                --             --             --         17,488
  Expenses incurred in cancelled debt
     offering                                       --             --           (850)            --
  Other, net                                      (182)             6           (215)           146
                                              --------       --------       --------       --------
NET INCOME (LOSS) BEFORE INCOME
   TAX BENEFIT (PROVISION) AND
   EXTRAORDINARY ITEM                           (7,895)        (4,996)       (21,609)         5,015

INCOME TAX BENEFIT (PROVISION)                   2,494           (504)         7,876           (876)
                                              --------       --------       --------       --------
NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                           (5,401)        (5,500)       (13,733)         4,139

EXTRAORDINARY LOSS FROM EARLY
     RETIREMENT OF DEBT, NET OF INCOME
     TAX BENEFIT OF $1,726                          --         (2,860)            --         (2,860)
                                              --------       --------       --------       --------
NET INCOME (LOSS)                               (5,401)        (8,360)       (13,733)         1,279

REDEEMABLE PREFERRED STOCK
   DIVIDENDS AND ACCRETION:
      SERIES A                                  (1,482)        (1,295)        (4,300)        (3,761)
      SERIES B                                    (674)            --         (1,591)            --
                                              --------       --------       --------       --------
         Total dividends and accretion          (2,156)        (1,295)        (5,891)        (3,761)
                                              --------       --------       --------       --------
NET LOSS APPLICABLE TO
     COMMON SHAREHOLDER                       $ (7,557)      $ (9,655)      $(19,624)      $ (2,482)
                                              ========       ========       ========       ========
BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                         $ (7,557)      $ (9,655)      $(19,624)      $ (2,482)
                                              ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                             1,000          1,000          1,000          1,000
                                              ========       ========       ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                  For the Nine Months Ended September 30, 1999
                             (dollars in thousands)


                                                                                            Net
                                          Common        Additional     Accumulated     Stockholder's
                                          Stock      Paid-In Capital     Deficit          Equity
                                        ---------    ---------------   ------------    -------------
Balance, December 31, 1998              $      --        $ 97,212       $(18,483)         $ 78,729

Net loss applicable to
   common shareholder                          --              --        (19,624)          (19,624)

Capital contribution by
   Sunrise Television Corp.                    --          15,000             --            15,000
                                        ---------        --------       --------          --------
Balance, September 30, 1999             $      --        $112,212       $(38,107)         $ 74,105
                                        =========        ========       ========          ========

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                   Three Months                       Nine Months
                                                               Ended September 30,               Ended September 30,
                                                              1999             1998             1999             1998
                                                            --------         --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $ (5,401)        $ (8,360)        $(13,733)        $  1,279
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation of property and equipment                      3,194            2,015            9,901            5,270
   Amortization of intangibles and other assets                5,616            4,436           17,108           12,020
   Amortization of program rights                              1,420            1,448            4,705            3,937
   Payments on program rights                                 (1,455)          (1,453)          (4,857)          (3,980)
   Deferred tax benefit                                       (2,309)          (1,200)          (7,716)            (900)
   Gain on asset swap                                             --               --               --          (17,488)
   Loss on disposal of property and equipment                    264                2              383               10
   Extraordinary loss on early retirement of debt                 --            4,586               --            4,586
   Other                                                          --               71               --               --
Change in operating assets and liabilities
   net of effects from acquired and disposed
   stations:
   Accounts receivable                                         3,194            2,807              403            4,345
   Other current assets                                          157             (603)            (864)             313
   Accounts payable and accrued expenses                      (3,892)          (1,956)          (6,774)          (2,974)
                                                            --------         --------         --------         --------
         Net cash provided by (used in) operating
           activities                                            788            1,793           (1,444)           6,418
                                                            --------         --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WUPW-TV                                           (39)              --          (74,487)              --
Acquisition of Abilene Radio & Television Company                 --               --               --           (8,164)
Net assets acquired in swaps                                      --             (101)              --          (58,096)
Capital expenditures                                          (1,474)          (1,767)          (3,862)          (3,231)
Other                                                             (5)              32               94               46
                                                            --------         --------         --------         --------
         Net cash provided by (used in) investing
           activities                                         (1,518)          (1,836)         (78,255)         (69,445)
                                                            --------         --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under senior credit agreement         21,000           72,500           62,000           84,500
Decrease in payable related to swap transactions                  --          (55,847)              --               --
Repayment of senior credit agreement                          (1,000)         (24,500)         (43,000)         (26,500)
Deferred refinancing and acquisition
   costs incurred                                                (20)             (55)            (183)            (552)
Payment of loan costs upon refinancing                            --           (2,164)              --           (2,164)
Capital contribution by parent                                15,000           10,400           15,000           10,400
Retirement of Preferred Stock Series B                       (37,500)              --          (37,500)              --
Payment of Preferred Stock Dividend Series B                    (291)              --           (1,191)              --
Proceeds from sale of WROC, net of deferred gain                  (3)              --           44,967               --
Proceeds from sale of Redeemable
   Preferred Stock Series B, net of expenses of $400              --               --           37,100               --
                                                            --------         --------         --------         --------
         Net cash provided by (used in) financing
           activities                                         (2,814)             334           77,193           65,684
                                                            --------         --------         --------         --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                     (3,544)             291           (2,506)           2,657
CASH AND CASH EQUIVALENTS,
     BEGINNING BALANCE                                         6,385            3,998            5,347            1,632
                                                            --------         --------         --------         --------
CASH AND CASH EQUIVALENTS,
     ENDING BALANCE                                         $  2,841         $  4,289         $  2,841         $  4,289
                                                            ========         ========         ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
    Preferred dividends and accretion                       $  1,865         $  1,296         $  4,700         $  3,761
    New program rights contracts                            $  1,058         $    744         $  5,835         $  1,233
Cash paid for interest                                      $  7,850         $  7,035         $ 17,827         $ 14,403

     See accompanying notes to unaudited consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1999
         (dollars in thousands, except for share data and percentages)

1.  PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited consolidated financial statements present the consolidated financial statements of STC Broadcasting, Inc. ("STC") and Subsidiaries (the "Company"). STC is a wholly owned subsidiary of Sunrise Television Corp. ("Sunrise"). All of the common stock of Sunrise is owned by Sunrise Television Partners, L.P., of which the managing general partner is Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated ("Hicks Muse"). At September 30, 1999, the Company owned the following commercial television stations (the "Stations"):


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

(1) On April 1, 1999, the Company completed the non-license sale of the WROC assets to Nexstar Broadcasting of Rochester, Inc. ("Nexstar") and entered into a Time Brokerage Agreement with Nexstar under which Nexstar now programs most of the available time on WROC and retains the revenues from the sale of advertising time. (see note 4)

         The Company and various subsidiaries hold the assets of the Stations. One subsidiary, Smith Acquisition Company ("SAC") has a one percent equity interest controlled by Smith Broadcasting Group, Inc. ("SBG"). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. SBG's interest in SAC, which include WTOV and WNAC, represents an immaterial portion of the Company's total assets.

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

2. LONG-TERM DEBT:

         Long-term debt consists of the following:


                                                              September 30, 1999             December 31, 1998
                                                              ------------------             -----------------
         Senior Subordinated Notes                               $  100,000                      $ 100,000
         Senior Credit Agreement                                    130,000                        111,000
                                                                 ----------                      ---------
         Total long-term debt                                       230,000                        211,000
         Less: current portion                                       (4,500)                        (1,500)
                                                                 ----------                      ---------
         Long-term debt, net of current portion                  $  225,500                      $ 209,500
                                                                 ==========                      =========

         The following table shows interest expense for the periods indicated:


                                                     Nine Months Ended September 30,
                                                  -------------------------------------
                                                    1999                         1998
                                                  --------                     --------
         Senior Subordinated Notes                $  8,250                     $  8,250
         Senior Credit Agreement                     6,766                        2,374
         Hearst-Argyle Loan (note 4)                   --                           943
                                                  --------                     --------
         Total                                    $ 15,016                     $ 11,567
                                                  ========                     ========

         In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes ("Senior Subordinated Notes"), which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement which provides a $100,000 term loan facility and a $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At September 30, 1999, the Company had drawn $100,000 on the term loan facility and $30,000 under the revolving loan facility. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company. The Company has entered into interest rate swap agreements to reduce the impact of changing interest rates on $110,000 of its variable rate borrowing under the Senior Credit Agreement. The base interest rate was fixed at 5.06% to 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.935% to 7.025% at September 30, 1999.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its subsidiaries. Loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial and operating maintenance covenants including a maximum consolidated leverage ratio (initially 7.0:1), a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.35:1). The Company is limited in the amount of annual payments that may be made for corporate expenses and capital expenditures.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates, transactions outside the ordinary course of business, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At September 30, 1999, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

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

         The Company may, at its option, subject to certain conditions, including its ability to incur additional indebtedness under the Senior Subordinated Notes and the Senior Credit Agreement, on any scheduled dividend payment date occurring on or after the Redeemable Preferred Stock Series A issuance date, exchange the Redeemable Preferred Stock Series A, in whole but not in part, for 14% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures"). Holders of the Redeemable Preferred Stock Series A will be entitled to receive $1.00 principal amount of Exchange Debentures for each $1.00 in liquidation preference of Redeemable Preferred Stock Series A.

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

         Series B

         On February 5, 1999, the Company entered into a $90,000 Redeemable Preferred Stock Series B Bridge Financing Agreement ("Preferred Agreement"). Upon the acquisition of WUPW-TV (see note 4), the Company sold $37,500 of Redeemable Preferred Stock Series B to investors to fund the acquisition and an escrow account for dividends. The Redeemable Preferred Stock Series B had a par value of $0.01 per share with a liquidation preference of $1,000 per share. With respect to dividends and distributions upon liquidation, winding up and dissolution of the Company, the Redeemable Preferred Stock Series B ranked on a parity with the 14% Redeemable Preferred Stock Series A. Cash dividends were payable monthly at either: (i) LIBOR for the applicable dividend period plus
125 basis points; or (ii) the ABR rate.

         On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement by a borrowing of $21,000 under the Senior Credit Agreement, a $15,000 contribution from Sunrise in the form of a capital contribution, and $1,500 of available cash. The availability for selling additional preferred stock under the Preferred Agreement was cancelled on August 5, 1999.

4. ACQUISITIONS AND DISPOSITION

1999 Transactions

         Toledo Acquisition

         On February 5, 1999, the Company completed the acquisition of the assets related to WUPW-TV from Raycom Media, Inc. pursuant to the terms of an asset purchase agreement dated July 24, 1998. The purchase price including fees and expenses was approximately $74,500. WUPW, Channel 36, is the UHF FOX-affiliated television station serving the Toledo, Ohio market. The Company financed the acquisition with $40,000 of borrowings under the Senior Credit Agreement and the sale of $35,000 of Redeemable Preferred Stock Series B.

Pending Transactions

         Sinclair Acquisition

         On March 16, 1999, the Company and Sinclair Communications, Inc. ("Sinclair") entered into a purchase agreement (the "Sinclair Agreement"). Pursuant to the Sinclair Agreement, the Company will purchase from Sinclair:
WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa for a total purchase price of approximately $87,000, including working capital, fees and expenses. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission ("FCC"). In April, 1999, the Antitrust Division of the United States Department of Justice (the "DOJ") issued various requests for additional information under the Hart-Scott-Rodino Antitrust Improvement Act ("HSR Act") in connection with the acquisition. The Company and Sinclair are in discussions with the DOJ regarding this transaction, and the waiting period under the HSR Act has been extended pending completion of these discussions. Accordingly at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

         The Company has assigned the right to acquire the broadcast licenses and other license assets of the Sinclair Stations to SDF License Corp., an entity separate from the Company, but owned by members of the Company's senior management team. On April 2, 1999, SDF filed applications seeking FCC consent to the assignment of the licenses of WICS, WICD, and KGAN. The application has been accepted for filing, and no petitions to deny were filed by the May 13, 1999 deadline, although informal objections advocating denial of the applications may be filed up until the date that the FCC grants the applications. The application is still pending before the FCC, and accordingly, the Company cannot be sure when the application will be granted, if at all.

         Rochester Disposition

         On March 3, 1999, the Company, STC License Company, a subsidiary of the Company, and Nexstar Broadcasting of Rochester, Inc. ("Nexstar") entered into an asset purchase agreement (the "Rochester Agreement") to sell to Nexstar the television broadcast license and operating assets of WROC-TV, Rochester, New York for approximately $46,000 subject to adjustment for certain customary proration amounts. Closing of this sale is subject to customary conditions, including review by the Federal Communications Commission. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43,000 and entered into a Time Brokerage Agreement with Nexstar under which Nexstar now programs most of the available time of WROC and retains the revenues from the sale of advertising time. The license transfer is subject to the approval of the FCC, which has not been received. The Company has deferred an anticipated gain of $4,504 at September 30, 1999, and will recognize such gain at the license closing.

1998  Transactions

         On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company ("ARTC") for $8,164, including working capital, fees, and expenses. The transaction was funded by additional borrowing under the Senior Credit Agreement.

         In a series of transactions, the Company acquired certain assets from Hearst-Argyle Stations, Inc., ("Hearst") through transactions structured as an exchange of assets (the "Hearst Transaction"). On February 3, 1998, the Company agreed to acquire WPTZ, WNNE, and a local marketing agreement ("LMA") for WFFF from Sinclair Broadcast Group, Inc. for $72,000 with the intention of using these assets in the Hearst Transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the FOX affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW, the NBC affiliate in Salinas, California, WPTZ and WNNE for WDTN, the ABC affiliate in Dayton, Ohio, WNAC, the FOX affiliate in Providence, Rhode Island, WNAC's interest in a Joint Marketing Programming Agreement with WPRI, the CBS affiliate in Providence, Rhode Island, and approximately $22,000 in cash. On April 24, 1998, the Company completed a purchase of non-license assets (all operating assets other than FCC licenses and other minor equipment) of WPTZ, WNNE and WFFF for $70,000. On April 24, 1998, WFFF was sold by the Company to an entity controlled by Robert Smith. Under the purchase method of accounting, the accompanying financial statements reflect the operations of WPTZ and WNNE for the period April 24, 1998 to May 31, 1998. Funds to complete the acquisition of WPTZ, WNNE, and WFFF were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement which was repaid on July 3, 1998.

         On June 1, 1998, the Company received contractually the benefits of the operation of stations WDTN, and WNAC and its joint operating agreement with WPRI. The accompanying financial statements reflect the asset swap using the purchase method of accounting and include the results of operations from June 1, 1998. The Company recorded a book gain of $17,488 on the asset swap. The Hearst Transaction was closed in July 1998 and funded with borrowings of $72,500 under the Senior Credit Agreement and an additional investment by Sunrise in the amount of $10,400, which was in the form of an additional capital contribution.

5. SEGMENT INFORMATION

         The Company has 11 reportable segments, two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas ("DMA") as defined by A. C. Nielsen Company. Substantially all of each segments' revenues are broadcast related. WUPW was a new reporting segment during the first quarter of 1999 and WROC was disposed of effective April 1, 1999. In the second quarter of 1998, the Company acquired and traded WNNE and WPTZ, the NBC affiliates serving Burlington, Vermont and Plattsburgh, New York.

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


                                                                          Net
                                                      Net                (Loss)                 Total
Segment Groups                     Period           Revenues           Income (1)            Assets (3)
--------------                     ------           --------           ----------            ----------
50 - 75  DMA                        1999             $30,411           $  (3,426)             $162,905
                                    1998              14,161                 381               120,602

75 - 125 DMA                        1999              14,337              (3,680)               59,458
                                    1998              22,042              13,339               103,316

125 and above DMA                   1999              15,096              (4,745)               74,930
                                    1998               7,850                 359                80,044

License Companies                   1999                  --               2,638                85,677
                                    1998 (2)              --                  --                71,655

Corporate                           1999                  --              (4,520)               10,689
                                    1998                  --             (12,800)                8,895
                                                     -------           ---------              --------
Company Totals                      1999             $59,844           $ (13,733)             $393,659
                                    1998             $44,053           $   1,279              $384,512
                                                     =======           =========              ========

(1) The Company does not allocate income taxes to segments.
(2) During 1998, net (loss) income was not allocated to license corporations until year end.
(3) 1998 numbers are as of December 31, 1998.

6. CANCELLED PRIVATE PLACEMENT

         During 1999, the Company and Sunrise had plans to sell debt securities of Sunrise or preferred stock of the Company in a private placement to complete the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they will attempt to fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The results of operations for the nine months ended September 30, 1999 include a charge of $850 for expenses incurred in the cancelled private placement.

7. CONTINGENCIES

         Due to the delay in the license closing on the sale of WROC, the delay in the purchase of the Sinclair stations and operating results being below budgeted levels, the Company anticipates that the Company will not be able to meet the maximum consolidated leverage ratio requirement under the Senior Credit Agreement at December 31, 1999. The Company presently is discussing several options (including additional capital contributions from Sunrise and/or obtaining a waiver under the Senior Credit Facility) with Hicks Muse and the lenders under the Senior Credit Facility to ensure that the Company is not in default under the Senior Credit Agreement at December 31, 1999.

         On August 5, 1999, the Federal Communications Commission ("FCC") adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes will become effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to the Company.

         The FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area ("DMA") provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The new rules also will permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to once again demonstrate compliance with the new rules. Lastly, the new rules authorize the common ownership of television stations with overlapping signal contours as long as the stations to be commonly owned are located in different DMAs.

         Similarly, the FCC relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations or one television station and seven radio stations in the same market provided that
(1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the Commission's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

         The FCC made other changes to its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules (the "Attribution Rules"). Under the new Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

         The FCC also declared that local marketing agreements, or "LMAs", now will be attributable interests for purposes of the FCC Ownership Rules. The FCC will grandfather LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

         Finally, the FCC eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         It is difficult to assess how these changes in the FCC ownership restrictions will affect the Company's broadcast business.

         The recent changes to the FCC Ownership Rules may affect the Company's relationship with Smith Acquisition Company ("SAC"). The Company owns a substantial non-voting equity stake in SAC, which, with a wholly owned subsidiary, owns WNAC-TV, Providence, Rhode Island, and WTOV-TV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC will be attributable. Accordingly, the Company, and parties to the Company, must consider whether their other broadcast interests, when viewed in combination with those of SAC, are consistent with all relevant FCC Ownership Rules. The Company is in the process of conducting that review. The Company's preliminary assessment suggests that SAC may continue to own WNAC-TV, but that it may not be able to continue to own WTOV-TV without affecting changes in its ownership or obtaining a waiver from the FCC. To the extent the recent changes require the Company to modify its broadcast interests or ownership structure, the Company expects to act as necessary to remain in compliance with all relevant FCC Ownership Rules.

         The recent changes to the FCC Ownership Rules also may affect the Company's proposed acquisition of stations under the Sinclair Agreement (the "Sinclair Stations"). The Company has proposed to assign the licenses of the Sinclair Stations to a separate entity; however, it may seek to operate one or more of the Sinclair Stations pursuant to one or more local marketing agreements. In light of the recent changes to the FCC Ownership Rules, it is not clear to what extent the Company will be able to operate the Sinclair Stations pursuant to these proposed agreements.

         Once the changes in the FCC Ownership Rules take effect, the Company no longer will need to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations will be consistent with the Commission's Rules.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity. The Company is in the process of analyzing the impact of this AMFM Merger on the Company's operations and regulatory obligations. However, because of the ownership by Clear Channel of numerous broadcast stations within the Company's markets, it is anticipated that divestitures will be required by the Company and/or Clear Channel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The operating revenues of the Stations are derived primarily from advertising revenues and, to a lesser extent, compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering costs, programming expenditures and promotional costs. A significant proportion of the operating expenses of the Stations are considered fixed in nature.

         The Stations receive revenues from advertising sold for placement within and adjoining its local and network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by audience surveys conducted in February, May and November of each year. The ratings of local television stations affiliated with a national television network are affected by ratings of network programming, by the number of advertisers competing for the available time, the size and demographic makeup of the markets served and the availability of alternative advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours, generally during local news programming, prime time, access (the hour before prime time), and early fringe (3:00 p.m. to 5:00 p.m.).

         Most spot advertising contracts are short-term and generally run for only a few weeks. A majority of the Company's spot revenues are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the spot advertising revenues represents national advertising, which is sold by national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay additional commissions to the national sales representatives operating under an agreement that generally provides for exclusive representation within the particular market of the Station. The spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the second and fourth quarters in the even years (e.g. 1998 and 2000).

         Broadcast Cash Flow is defined as operating loss plus depreciation of property and equipment, amortization of intangible assets, corporate expenses and amortization of program rights, less payments for program rights. EBITDA is defined as Broadcast Cash Flow less corporate expenses. The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by investors to measure a company's ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included herein may constitute forward-looking statements. The Company has based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including increased competition, increased costs, changes in network compensation agreements, impact of future acquisitions and dispositions, loss or retirement of key members of management, inability to realize our acquisition strategy, increases in costs of borrowings, unavailability of additional debt and equity capital, adverse state or federal legislation or changes in Federal Communications Commission (the "FCC") policies, and changes in general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         In the discussion comparing the three months and nine months ended September 30, 1999 and 1998,

WTOV, WEYI, and WJAC will be referred to as Core Stations. The acquisition of television stations KVLY, KFYR, KUMV, KQCD, KMOT (the "Meyer Stations"), and KRBC, KACB and WUPW will be referred to as the Station Acquisitions. The KRBC and KACB acquisition closed on April 1, 1998, the Meyer Stations acquisition closed on November 1, 1998, and the WUPW acquisition closed on February 1, 1999. The Company continues to own all of the stations acquired in the Station Acquisitions. The acquisition of WPTZ and WNNE from Sinclair, and the transfer to Hearst-Argyle Television, Inc. ("Hearst") of KSBW, WPTZ and WNNE in exchange for WDTN, WNAC, and WNAC's interest in a Joint Marketing Agreement with WPRI, will be referred to as the Swap Transaction. The Company held WPTZ and WNNE for approximately one month in anticipation of completing the Swap Transaction. The sale of the non-license assets of WROC, and the entering into of a time brokerage agreement, will be referred to as the WROC Sale.

HISTORICAL PERFORMANCE

All dollars presented in table form are shown in thousands.

NET REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                                    Three Months Ended                               Nine Months Ended
                                                       September 30,                                   September 30,
                                                1999                   1998                     1999                    1998
                                       --------------------    --------------------    --------------------    -------------------
                                           $            %          $            %          $            %          $           %
                                       --------      ------    --------      ------    --------      ------    --------     ------
Gross Revenues:
     Local                             $ 11,151       53.5%    $  8,830       48.3%    $ 35,934       52.2%    $ 25,226      49.0%
     National                             6,667       31.9%       5,695       31.2%      23,050       33.5%      17,434      33.9%
     Political                               50        0.2%       1,014        5.6%         218        0.3%       2,167       4.2%
     Network Compensation                 1,329        6.4%       1,325        7.2%       4,118        6.0%       3,448       6.7%
     Trade and barter                       656        3.1%         498        2.7%       2,035        3.0%       1,515       2.9%
     Joint operating agreement  (1)         638        3.1%         755        4.1%       2,263        3.2%       1,082       2.1%
     Other                                  382        1.8%         167        0.9%       1,281        1.8%         611       1.2%
                                       --------      -----     --------      -----     --------      -----     --------     -----
         Total                           20,873      100.0%      18,284      100.0%      68,899      100.0%      51,483     100.0%
Agency and national
   representative commissions            (2,650)     (12.7%)     (2,558)     (14.0%)     (9,055)     (13.1%)     (7,430)    (14.4%)
                                       --------     ------     --------      -----     --------      -----     --------     -----
Net revenue                            $ 18,223       87.3%    $ 15,726       86.0%    $ 59,844       86.9%    $ 44,053      85.6%
                                       ========      =====     ========      =====     ========      =====     ========     =====

(1) Represents 50% of the broadcast cash flow of WNAC and WPRI.

         Net revenues increased by $2.497 million or 15.9% to $18.223 million for the three months ended September 30, 1999 from $15.726 million for the three months ended September 30, 1998. The following table summarizes the increase in net revenue:

               Core stations                      $    (448)
               Swap transaction                        (476)
               Station acquisitions                   5,837
               WROC sale                             (2,416)
                                                   --------
                                                   $  2,497
                                                   ========

         Net revenues increased by $15.791 million or 35.8% to $59,844 million for the nine months ended September 30, 1999 from $44.053 million for the nine months ended September 30, 1998. The following table summarizes the increase in net revenues:

                Core stations                      $    (306)
                Swap transaction                       2,592
                Station acquisitions                  19,296
                WROC sale                             (5,791)
                                                   ---------
                                                   $  15,791
                                                   =========

         Political revenues decreased by $.964 and $1.949 for the three months and nine months ended September 30, 1999 from the prior comparable time periods. All of the Core Stations and the Swap Stations acquired showed revenue decreases during the third quarter of 1999.

RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenues.


                                                       Three Months Ended                           Nine Months Ended
                                                          September 30,                               September 30,
                                                   1999                   1998                 1999                   1998
                                           --------------------- --------------------  --------------------  --------------------
                                               $        % of         $        % of        $        % of          $         % of
                                                        Revenues              Revenues             Revenues                Revenues
                                           --------     -------- --------     -------- --------    --------  --------      --------
Net revenues:                              $ 18,223      100.0%  $ 15,726      100.0%  $ 59,844      100.0%  $ 44,053      100.0%

Operating Expenses:
     Station operating                        6,063       33.3%     5,454       34.7%    19,047       31.8%    14,480       32.9%
     Selling, general & administrative        4,496       24.7%     3,606       23.0%    14,943       25.0%    10,473       23.8%
     Trade and barter                           671        3.7%       458        2.9%     2,026        3.4%     1,380        3.1%
     Depreciation                             3,194       17.5%     2,015       12.8%     9,901       16.5%     5,270       12.0%
     Amortization                             5,616       30.8%     4,436       28.2%    17,108       28.6%    12,020       27.3%
     Corporate expenses                         858        4.7%       522        3.3%     2,347        3.9%     1,482        3.3%
                                           --------      -----   --------      -----   --------      -----   --------      -----
         Total operating expenses            20,898      114.7%    16,491      104.9%    65,372      109.2%    45,105      102.4%
                                           ========      =====   ========      =====   ========      =====   ========      =====
         Operating loss                    $ (2,675)     (14.7%) $   (765)      (4.9%) $ (5,528)      (9.2%) $ (1,052)      (2.4%)
                                           ========      =====   ========      =====   ========      =====   ========      =====

         Operating expenses increased by $4.407 million or 26.7% to $20.898 million for the three months ended September 30, 1999 from $16.491 million for the three months ended September 30, 1998. The following table summarizes the increase in operating expenses:


          Core stations                                        $     20
          Swap transaction                                          (55)
          Station acquisitions                                    6,524
          WROC sale                                              (2,802)
          Corporate expenses and depreciation                       347
          License corporations amortization                         373
                                                               --------
                                                               $  4,407
                                                               ========

         Operating expenses increased by $20.267 million or 44.9% to $65.372 million for the nine months ended September 30, 1999 from $45.105 million for the nine months ended September 30, 1998. The following table summarizes the increase in operating expenses:


         Core stations                               $       223
         Swap transaction                                  2,541
         Station acquisitions                             20,455
         WROC sale                                        (5,580)
         Corporate expenses and depreciation                 716
         License corporations amortization                 1,912
                                                     -----------
                                                     $    20,267
                                                     ===========


Interest Expense

         Interest expense increased by $.801 million or 18.9% to $5.038 million for the three months ended September 30, 1999, from $4.237 million for the three months ended September 30, 1998 and increased by $3.449 million or 29.8% to $15.017 million for the nine months ended September 30, 1999, from $11.567 for the nine months ended September 30, 1998. The majority of such increases were due to higher outstanding balances on the Senior Credit Agreement related to the Station Acquisitions and the Swap Transaction, offset slightly by lower interest rates.

Gain on Asset Swap

         The Company recognized a gain of $17.5 million on the Swap Transactions for the nine months ended September 30, 1998, with no gain in the comparable period for 1999.

Expenses Incurred in Cancelled Debt Offering

         During the second quarter of 1999, the Company and Sunrise contemplated selling either debt securities of Sunrise or preferred stock of the Company in a private placement to fund the acquisition under the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would attempt to fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The nine months ended September 30, 1999 includes an $.850 million charge for the cancelled offering.

Income Tax Benefit

         Income tax benefit increased by $2.998 million to $2.494 million for the three months ended September 30, 1999 from $.504 million tax provision for the three months ended September 30, 1998 and increased by $8.752 million to $7.876 million for the nine months ended September 30, 1999 from an $.876 million tax provision for the nine months ended September 30, 1998. This increase is attributable to the acquisition of WJAC, KRBC, and KACB, and the related amortization of the step up in basis of their assets for purchase accounting and the increase in deferred tax benefits due to the recognition of future loss carryforwards.

Extraordinary Item

         Extraordinary loss for early retirement of debt was $4.586 million (net of income tax benefit, it was $2.860 million) for the three and nine months ended September 30, 1998 with no extraordinary item for the comparable periods of 1999. The loss consisted of $2.422 million of cost incurred on the issuance of the former Bank Credit Agreement and $2.164 million of fees incurred on the issuance of the New Senior Credit Agreement.

Net Loss

         Net loss decreased by $2.959 million to $5.401 million for the three months ended September 30, 1999 from a net loss of $8.360 million for the three months ended September 30, 1998 and increased by $15.012 million to a loss of $13.733 million for the nine months ended September 30, 1999 from a net income of $1.279 million for the nine months ended September 30, 1998 for the reasons stated above.

BROADCAST CASH FLOW AND EBITDA:

The following table sets forth a computation of Broadcast Cash Flow and EBITDA for the periods indicated:


                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                                 1999                1998            1999              1998
                                                              ---------            -------        ---------          --------
         Operating Loss                                       $ (2,675)            $ (765)        $ (5,528)          $(1,052)
         Add:     Amortization of program rights                 1,420              1,448            4,705             3,937
                  Depreciation of property and equipment         3,194              2,015            9,901             5,270
                  Amortization of intangibles                    5,616              4,436           17,108            12,020
                  Corporate expenses                               858                522            2,347             1,482
         Less:    Payments for program rights                   (1,455)            (1,453)          (4,857)           (3,980)
                                                              --------             ------          -------           -------
                  Broadcast Cash Flow                            6,958              6,203           23,676            17,677
         Less:    Corporate expenses                              (858)              (522)          (2,347)           (1,482)
                                                              --------             ------          -------           -------
                  EBITDA                                      $  6,100             $5,681          $21,329           $16,195
                                                              ========             ======          =======           =======
         Broadcast Cash Flow margin                               38.2%              39.4%            39.6%             40.1%
                                                              ========             ======          =======           =======
         EBITDA margin                                            33.5%              36.1%            35.6%             36.8%
                                                              ========             ======          =======           =======

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had $2.841 million in cash balances and net working capital of $4.657 million. The Company's primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows used in operating activities increased by $7.862 million to $1.444 million for the nine months ended September 30, 1999 from cash provided by operations of $6.418 million for the nine months ended September 30, 1998. The Company made interest and film payments of $17.827 million and $4.857 million, respectively, during the nine months ended September 30, 1999 compared to payments of $14.403 million and $3.980 million for the nine months ended September 30, 1998.

         Net cash flows used in investing activities increased by $8.810 million to $78.255 million for the nine months ended September 30, 1999 from $69.445 million for the nine months ended September 30, 1998. In 1999, the Company expended $74.487 million to complete the acquisition of WUPW and in 1998 approximately $66.260 million on acquisitions and swaps.

         Net cash flows provided by financing activities increased by $11.509 million to $77.193 million for the nine months ended September 30, 1999 from $65.684 million for the nine months ended September 30, 1998. In 1999, the Company received a capital contribution of $15.000 million from Sunrise, sold Redeemable Preferred Stock Series B for $37.100 million, borrowed a net $19.000 million under the Senior Credit Agreement, received net proceeds of $44.967 million on the sale of WROC and repaid $37.500 million of Redeemable Preferred Stock Series B. In 1998, the Company received a capital contribution of $10.400 million from Sunrise and borrowed a net of $58.000 million under the Senior Credit Agreement.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the 11% Senior Subordinated Notes ("Senior Subordinated Notes"), working capital needs, the funding of capital expenditures and potential acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinated Notes and intends to do so in order to fund future acquisitions as part of its business strategy. The Company has historically funded acquisitions through a combination of borrowings and issuances of capital stock and receipt of additional capital contributions from Sunrise.

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

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.000 million Term Loan Facility and $65.000 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At September 30, 1999, the Company had outstanding $99.250 million on the term loan facility and $30.750 million under the revolving loan facility. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial operating maintenance covenants including a maximum consolidation leverage ratio (initially 7.0:1) , a minimum consolidated fixed charge coverage ratio (initially 1.05:1), and a consolidated interest coverage ratio (initially 1.3:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At September 30, 1999, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

         Due to the delay in the license closing on the sale of WROC, the delay in the purchase of the Sinclair stations and operating results being below budgeted levels, the Company anticipates that the Company will not be able to meet the maximum consolidated leverage ratio requirement under the Senior Credit Agreement at December 31, 1999. The Company presently is discussing several options (including additional capital contributions from Sunrise and/or obtaining a waiver under the Senior Credit Facility) with Hicks Muse and the lenders under the Senior Credit Facility to ensure that the Company is not in default under the Senior Credit Agreement at December 31, 1999.

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

         On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement by borrowing $21.000 million under the Senior Credit Agreement, receiving a $15.000 million capital contribution from Sunrise and using $1.500 in available cash. The borrowing availability under the Preferred Agreement was cancelled effective August 5, 1999.

         Based on the current level of operations and anticipated future internally generated growth, the Company anticipates that its cash flow from operations, together with available borrowings under the Senior Credit Agreement and potential additional capital contributions from Sunrise will be sufficient to meet its anticipated requirements for working capital, capital expenditures, and debt service requirements. The Company's future operating performance and ability to service or refinance the Senior Credit Agreement will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and equity capital and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from the Company's stockholder. The degree to which the Company is leveraged could have a significant effect on its results of operations. See additional disclosures related to regulatory issues facing the Company under the caption "FCC Issues."

CAPITAL EXPENDITURES

         Capital expenditures were $3.862 million and $3.231 million for the nine month periods ended September 30, 1999 and 1998, respectively. Capital expenditures are anticipated to be $6.000 million for the year ended December 31, 1999. We anticipate that digital television will require a minimum expenditure of between $2.000 and $3.000 million per station to develop facilities necessary for transmitting a digital signal with initial expenditures generally beginning in 2000. The Company's ability to make capital expenditures is subject to certain restrictions in the Senior Credit Agreement and the availability of additional equity capital, and/or earnings from operations.

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

         The Company was exposed to minimal market risk related to interest rates as of September 30, 1999. The Company's Senior Subordinated Notes bear a fixed rate of interest of 11% and are due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.000 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 7.025%. On February 9, 1999, the Company entered into a two-year interest rate swap agreement, which is extendable by the other party for an additional two years, to reduce the impact of changing interest rates on $40.000 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.06% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.935%. The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are anticipated to have a minor positive effect on the results of operations of the Company during 1999. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

DEPRECIATION, AMORTIZATION AND INTEREST

         Because the Company has incurred substantial indebtedness in the acquisition of stations, for which it will have significant debt service requirements, and because the Company will have significant non-cash charges relating to the depreciation and amortization expense of the property, equipment, and intangibles that were acquired in the multiple station acquisitions, the Company expects that it will report substantial net losses for the foreseeable future.

INFLATION

         The Company believes that its business is affected by inflation to an extent no greater than other businesses are generally affected.

EMPLOYEES

         As of September 30, 1999, the Stations had 599 full-time and 87 part-time employees. The Company is a party to collective bargaining agreements which apply to approximately 162 full time and 28 part time employees at WEYI, WTOV, WJAC and WDTN. The Company's agreement with unions are renegotiated from time to time, but there can be no assurances that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute. However, the Company believes that its employee relations are generally good with both union and non union employees.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not determined what effect this Statement will have on the Company's consolidated financial statements.

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

         Since its inception, the Company has been replacing and enhancing its computer systems acquired in station acquisitions to gain significant operational efficiencies and, through these same efforts, year 2000 compliant equipment and applications have been installed. Total expenditures at September 30, 1999 amount to less than $1.500 million for the replacement and enhancement of these systems.

         In October of 1998, Company management initiated a company-wide program to prepare the Company's operations for the year 2000. The Company's program consists of two phases. The first phase was an assessment of the Company's systems with respect to year 2000 compliance and the formulation of an action plan. During the assessment phase, the Company reviewed individual applications, as well as the computer hardware and satellite delivery systems. The assessment included information technology ("IT") and non-information technology systems. A comprehensive review and inventory was completed in the first quarter of 1999. This phase involved an assessment of the readiness of third party vendors and suppliers. The Company issued year 2000 readiness questionnaires to vendors. However, responses to these inquiries have been limited or qualified. The assessment of the Company's IT and non-IT systems, and an action plan for remediation was substantially completed by June 30, 1999.

         The second phase of the Company's program was the implementation and testing of the remediations required based upon the conclusions reached from the assessments completed during the first phase. The Company's IT environment is comprised of two distinct layers of technology: equipment and applications. During this second phase, the Company tested the readiness of the equipment and of the applications for the year 2000. System testing ensures that a specific application is year 2000 compliant in conjunction with its supporting equipment. Finally, integration testing determines whether a set of applications and the equipment, when operated on a combined basis, deliver services that are year 2000 ready.

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

         The Company's television stations generally use standard purchase software and systems for advertising, inventory management, accounting and production. Each station operates these systems independently on separate hardware platforms. Nearly all critical systems have been modified and are compliant. The Company inserts advertising into program breaks with computer controlled equipment and uses various broadcast and studio equipment to produce and transmit its broadcast signals. Although much of this equipment includes embedded chips, the Company's tests to date indicate it will continue to operate after 1999.

         It is not economically or technically feasible for the Company to fully test all systems, and it is possible that not all IT and non-IT systems can be prepared for the year 2000. Therefore, the readiness plan provided priority to those applications and equipment critical to the operation of the Stations and has identified contingency plans that need to be in place for functions which could be adversely impacted. The contingency plans covering these systems have been developed. The Company already has, as a matter of course, many contingency plans to provide continuation of critical business functions in the event that systems become unavailable for any reason: including, for example, satellite failures, power outages, or major equipment failures.

         It is difficult for the Company to estimate all costs incurred to date related specifically to remediating year 2000 issues, since the Company has been replacing and enhancing its computer systems in the ordinary course of business. As determined by the assessment phase, estimated future costs of remediation are not considered material to the Company's financial position and results of operations.

         The Company recognizes that the scope of effort to fully execute its year 2000 readiness plan is significant. The Company is utilizing internal resources and, where appropriate, external resources to provide the tools and resources to complete the plan. Despite these efforts, there can be no assurance that the Company`s systems will be timely remediated or that a failure by the Company's vendors or suppliers to be year 2000 ready would not have a material adverse effect on the Company's systems, or the Company's business financial condition, cash flows, and results of operations.

         The preceding Year 2000 disclosure is designated a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

NETWORK AFFILIATION AGREEMENTS

         In July 1999, the Fox Network entered into an agreement with WNAC-TV and WUPW-TV which required the affiliates to buy prime time spots from the network. The Company's agreements with Fox Network commenced on July 15, 1999 and terminate on June 30, 2002. As a result of this agreement, the Company does not expect its broadcast cash flow to decrease a significant amount.

         In July 1999, the ABC Network entered into an agreement with WDTN-TV which required that WDTN contribute approximately $.300 million to the network in return for additional prime time spots. The agreement contains certain additional items related to children clearances, NFL inventory, the Soap Channel cable revenue sharing and entertainment sports and news exclusivity. The agreement will be for three years beginning August 1, 1999. As a result of this agreement, the Company does not expect its broadcast cash flow to decrease by a significant amount.

FCC ISSUES
         On August 5, 1999, the Federal Communications Commission ("FCC") adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes will become effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to the Company.

         The FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area ("DMA") provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The new rules also will permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to once again demonstrate compliance with the new rules. Lastly, the new rules authorize the common ownership of television stations with overlapping signal contours as long as the stations to be commonly owned are located in different DMAs.

         Similarly, the FCC relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations or one television station and seven radio stations in the same market provided that
(1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the Commission's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

         The FCC made other changes to its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules (the "Attribution Rules"). Under the new Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

         The FCC also declared that local marketing agreements, or "LMAs", now will be attributable interests for purposes of the FCC Ownership Rules. The FCC will grandfather LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

         Finally, the FCC eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         It is difficult to assess how these changes in the FCC ownership restrictions will affect the Company's broadcast business.

         The recent changes to the FCC Ownership Rules may affect the Company's relationship with Smith Acquisition Company ("SAC"). The Company owns a substantial non-voting equity stake in SAC, which, with a wholly owned subsidiary, owns WNAC-TV, Providence, Rhode Island, and WTOV-TV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC will be attributable. Accordingly, the Company, and parties to the Company, must consider whether their other broadcast interests, when viewed in combination with those of SAC, are consistent with all relevant FCC Ownership Rules. The Company is in the process of conducting that review. The Company's preliminary assessment suggests that SAC may continue to own WNAC-TV, but that it may not be able to continue to own WTOV-TV without affecting changes in its ownership or obtaining a waiver from the FCC. To the extent the recent changes require the Company to modify its broadcast interests or ownership structure, the Company expects to act as necessary to remain in compliance with all relevant FCC Ownership Rules.

         The recent changes to the FCC Ownership Rules also may affect the Company's proposed acquisition of stations under the Sinclair Agreement (the "Sinclair Stations"). The Company has proposed to assign the licenses of the Sinclair Stations to a separate entity; however, it may seek to operate one or more of the Sinclair Stations pursuant to one or more local marketing agreements. In light of the recent changes to the FCC Ownership Rules, it is not clear to what extent the Company will be able to operate the Sinclair Stations pursuant to these proposed agreements.

         Once the changes in the FCC Ownership Rules take effect, the Company no longer will need to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations will be consistent with the Commission's Rules.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity. The Company is in the process of analyzing the impact of this AMFM Merger on the Company's operations and regulatory obligations. However, because of the ownership by Clear Channel of numerous broadcast stations within the Company's markets, it is anticipated that divestitures will be required by the Company and/or Clear Channel.

PRO FORMA BASIS

         The pro forma financial information presents the results of operations of the Stations owned by the Company at September 30, 1999, after considering the WROC disposition. The following pro forma financial information is not indicative of the actual results that would have been achieved had each Station been owned and the WROC disposition had occurred on January 1, 1998, nor is it indicative of the future results of operations.

PRO FORMA NET REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                                          Nine Months Ended                                    Year Ended
                                                            September 30,                                     December 31,
                                                 1999                             1998                             1998
                                       -----------------------         --------------------------         ---------------------
                                          $               %               $                  %               $             %
                                       -------         -------         -------            -------         -------       -------
Gross Revenues:
     Local                             $35,073          52.5%          $36,317              53.0%         $50,214         51.7%
     National                           22,166          33.2%           20,220              29.6%          27,863         28.7%
     Political                             218           0.3%            1,199               1.8%           4,593          4.7%
     Network compensation                3,991           6.0%            4,194               6.1%           5,496          5.7%
     Trade and barter                    1,954           2.9%            2,362               3.5%           3,165          3.2%
     Joint operating agreements          2,263           3.4%            2,753               4.0%           4,193          4.3%
     Other                               1,144           1.7%            1,339               2.0%           1,677          1.7%
                                       -------         -----           -------             -----          -------        ------
         Total                          66,809         100.0%           68,384             100.0%          97,201        100.0%
Agency and national
representative commissions              (8,752)        (13.1%)          (8,966)            (13.1%)        (12,846)       (13.2%)
                                       -------         -----           -------             ------        --------        ------
Net revenues                           $58,057          86.9%          $59,418              86.9%        $ 84,355         86.8%
                                       =======         =====           =======             ======        ========        ======

PRO FORMA RESULTS OF OPERATIONS.

         Set forth below is a summary of the pro forma results of operations of the Company for the periods indicated and their percentages of net revenue.

                                                                 Nine Months Ended                                 Year Ended
                                                                    September 30,                                 December 31,
                                                       1999                              1998                         1998
                                             -------------------------         -------------------------      ---------------------
                                                 $              % of               $              % of            $          % of
                                                              Revenues                          Revenues                   Revenues
                                             --------         --------         --------        ---------      --------     --------
Net Revenues:                                $ 58,057          100.0%          $ 59,418          100.0%       $ 84,355      100.0%

Station Operating Expenses:
     Station operating                         18,085           31.1%            17,930           30.2%         23,933       28.4%
     Selling, general and administrative       14,495           24.9%            14,547           24.5%         20,982       24.9%
     Trade and barter                           1,975            3.4%             2,089            3.5%          1,624        1.9%
     Depreciation                               9,675           16.7%             9,218           15.5%         12,318       14.6%
     Amortization                              16,695           28.8%            16,951           28.5%         22,113       26.2%
     Corporate expenses                         2,550            4.4%             2,550            4.3%          3,400        4.0%
                                             --------          -----           --------          -----        --------      -----
Total station operating expenses               63,475          109.3%            63,285          106.5%         84,370      100.0%
                                             --------          -----           --------          -----        --------      -----
Operating (loss) income                      $ (5,418)          (9.3%)         $ (3,867)          (6.5%)      $    (15)        --
                                             ========         ======           ========          ======       ========      =====

PRO FORMA BROADCAST CASH FLOW AND EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.


                                                       Nine Months Ended                Year Ended
                                                         September 30,                 December 31,
                                                  1999                 1998               1998
                                                ---------           ---------          ------------
Operating loss                                  $ (5,418)           $ (3,867)           $    (15)
Add: Amortization of program rights                4,345               4,555               6,136
Depreciation of property and equipment             9,675               9,218              12,318
Amortization of intangibles                       16,695              16,951              22,113
Corporate overhead                                 2,550               2,550               3,400
Less: Payments for program rights                 (4,466)             (4,894)             (6,471)
                                                --------            --------            --------
Broadcast cash flow                               23,381              24,513              37,481
Less: Corporate expenses                          (2,550)             (2,550)             (3,400)
                                                --------            --------            --------
EBITDA                                          $ 20,831            $ 21,963            $ 34,081
                                                ========            ========            ========
         Broadcast Cash Flow Margin                 40.3%               41.3%               44.4%
                                                ========            ========            ========
         EBITDA Margin                              35.9%               37.0%               40.4%
                                                ========            ========            ========

PART II

Item 5 Other Information

         On March 16, 1999, the Company and Sinclair entered into a purchase agreement (the "Sinclair Agreement"). Pursuant to the Sinclair Agreement, the Company will purchase from Sinclair: WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa for a total purchase price of approximately $87.000 million, including working capital, fees and expenses. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the DOJ and FCC. In April, 1999, the DOJ issued requests for various information under the HSR Act in connection with the acquisition. The Company and Sinclair are in discussions with the DOJ regarding this transaction, and the waiting period under the HSR Act has been extended pending completion of these discussions. Accordingly at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

Item 6   Exhibits and Reports on Form 10-Q

(a)      Exhibits

         2.1 Asset Purchase Agreement by and among STC Broadcasting, Inc. and STC License Company and Nexstar Broadcasting of Rochester, Inc. dated March 3, 1999. (1)

         2.2 Purchase Agreement by and among Sinclair Communications, Inc., and STC Broadcasting, Inc., dated March 16, 1999 (1)

         12     Statement of fixed charge ratio (1)

         21.1   Subsidiaries of STC Broadcasting, Inc. (1)

         27.1   Financial Data Schedule (2)

(1) Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the period January 1, 1998 to December 31, 1998.

(2)      Filed herewith

         (B)    Reports on Form 8-K

                No 8-K filings were made by the Company in the third quarter of 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STC Broadcasting, Inc.
                                         Registrant


Date: November 8,1999                    By: /s/ David A. Fitz
                                         ----------------------------------
                                         David A. Fitz
                                         Senior Vice-President/
                                         Chief Financial Officer