Form 10-K
period 1999-12-31
STC BROADCASTING INC
filed 2000-03-01
CIK 1037900

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                              720 2nd Avenue South
                            St. Petersburg, FL 33701
                                 (727) 821-7900
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, STC Broadcasting, Inc. had 1000 shares of common stock par value $.01 issued and outstanding all of which is held by an affiliate of the registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

PART I

ITEM 1.  BUSINESS

THE COMPANY

         The Company is an operator of television stations located in middle to small markets, ranging generally from the 50th to the 150th largest DMAs in the United States. Since the Company's formation in March 1997, it has undergone rapid and significant growth. This growth has resulted primarily from a series of carefully selected acquisitions and dispositions of network-affiliated television stations and the implementation of the Company's business strategies. Since January 1998, the Company has grown from five stations to 13 stations, including satellite stations.

History

         The Company was organized by its current management and Hicks Muse in 1997 with the goal of becoming a leading owner and operator of network-affiliated television stations, serving select middle-to-small markets (i.e., those DMAs ranked from approximately 50 to 150 by Nielsen). The following chart sets forth certain information regarding the Company's currently owned and operated broadcast stations (collectively, the Stations):

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

KRBC/KACB            April 1, 1998          Abilene-Sweetwater, Texas and
                                                    San Angelo, Texas                              NBC

WDTN                 June 1, 1998           Dayton, Ohio                                           ABC

WNAC                 June 1, 1998           Providence, Rhode Island and
                                                    New Bedford, Massachusetts                     FOX

KVLY                 November 1, 1998       Fargo-Valley City, North Dakota                        NBC

KFYR, KMOT,
   KUMV and
   KQCD              November 1, 1998       Minot-Bismarck-Dickinson, North Dakota                 NBC

WUPW                 February 1, 1999       Toledo, Ohio                                           FOX

         The Company acquired WEYI, WTOV, WROC and KSBW (together, the Jupiter/Smith Stations) from Jupiter/Smith TV Holdings, L.P. (Jupiter/Smith) and Smith Broadcasting Partners, L.P. (SBP) for approximately $163.2 million. SBP is a partnership between Smith Broadcasting Group, Inc. (SBG), Sandy DiPasquale, John Purcell, and David Fitz. The majority owner of SBG is Robert Smith. These four individuals operated the Jupiter/Smith Stations from January 1996 until the sale to the Company on March 1, 1997. All four individuals continue as senior management of the Company.

         The Company acquired all of the outstanding stock of WJAC, Incorporated on October 1, 1997 for approximately $36.1 million including working capital of $1.4 million. WJAC, Incorporated owned and operated WJAC, the NBC affiliate for Johnstown, Pennsylvania.

         On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company (ARTC) for approximately $8.2 million. ARTC operated television stations KRBC and KACB, NBC affiliates for Abilene and San Angelo, Texas.

         In a series of transactions, the Company acquired certain assets from Hearst-Argyle Stations, Inc., (Hearst) through transactions structured as an exchange of assets (the Hearst Transaction). On February 3, 1998, the Company acquired WPTZ, WNNE, and a local marketing agreement (LMA) for WFFF from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst Transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the FOX affiliate serving the Burlington, Vermont, and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW, the NBC affiliate for Salinas, California, WPTZ, and WNNE for WDTN, the ABC affiliate in Dayton, Ohio, WNAC, the FOX affiliate in Providence, Rhode Island, WNAC's interest in a Joint Marketing Programming Agreement with WPRI, the CBS affiliate in Providence, Rhode Island, and approximately $22.0 million in cash. On April 24, 1998, the Company completed a purchase of the non-license assets (all operating assets other than FCC licenses and other minor equipment) of WPTZ, WNNE, and WFFF for $70.0 million. WFFF was sold by the Company to a related party on April 24, 1998 (see Item 13 "Certain Relationships and Related Transactions"). Funds to complete this acquisition were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement and the loan was repaid on July 3, 1998.

         Effective June 1, 1998, the Company received via contract rights the benefits of the operation of stations WDTN and WNAC and WNAC's joint operating agreement with WPRI. The Company recorded a book gain of approximately $17.5 million on the asset swap. On July 3, 1998 the Company consummated the Hearst transaction.

         On November 1, 1998, the Company acquired substantially all of the assets of KVLY, KFYR, KUMV, KMOT, and KQCD (the Meyer Stations) from Meyer Broadcasting for approximately $65.3 million. The Meyer Stations are all NBC affiliates serving Fargo, Bismarck, Williston, Minot, and Dickinson, North Dakota.

         On February 5, 1999, the Company acquired substantially all the assets of WUPW from Raycom Media, Inc. for approximately $74.4 million, including fees and expenses. WUPW, Channel 36, is the FOX-affiliated station serving Toledo, Ohio.

         On March 3, 1999, the Company, STC License Company, a subsidiary of the Company, and Nexstar Broadcasting of Rochester, Inc. (Nexstar) entered into an asset purchase agreement (the Rochester Agreement) pursuant to which the Company would sell to Nexstar the television broadcast license and operating assets of WROC, Rochester, New York for approximately $46.0 million subject to adjustment for certain customary proration amounts. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43.0 million and entered into a Time Brokerage Agreement with Nexstar under which Nexstar programmed most of the available time of WROC and retained the revenues from the sale of advertising time through the license closing on December 23, 1999. The Company recognized a gain of $4.5 million from the transaction.

THE STATIONS

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

                                                                   Number of
                                                       Market      Commercial      Station
Station/Channel:                           DMA        Revenue     TV Stations      Rank in        Net
DMA                                      Rank (1)     Rank (1)    in DMA  (1)      DMA (2)      Revenues
---------------------------------------- --------     --------    -----------      -------      ---------
                                                                                         (Dollars in Thousands)

WNAC/64                                      50           54           6              4          $ 3,622 (4)
   Providence, Rhode Island and
   New Bedford, Massachusetts
WDTN/2                                       56           52           5              2           19,186
   Dayton, Ohio
WEYI/25
  Flint-Saginaw-Bay City, Michigan           64           68           4              3            8,782
WUPW-TV/36
   Toledo, Ohio                              67           66           5              4           10,221
WJAC/8
  Johnstown, Pennsylvania                    95          113           4              2            9,893
KVLY/11
  Fargo, North Dakota                       119          128           4              3            6,379
WTOV/9
  Wheeling, West Virginia and
     Steubenville, Ohio                     140          152           2              1            7,815
KFYR and satellites
   Minot-Bismarck-Dickinson,
   North Dakota                             152          149       (3) 3              1            8,659
KRBC/9
   Abilene, Texas                           163          161           4              3            4,002 (5)
KACB/3
   San Angelo, Texas                        196          174           4              3

(1) BIA's Investing in Television 1999, 4th Edition
(2) As of November 1999, Sunday through Saturday 6 a.m to 2 a.m. Nielsen Household Shares
(3) Satellite stations are counted as one with the main station
(4) Represents approximately 50% of the broadcast cash flow of WNAC and WPRI less certain adjustments
(5) Includes KRBC and KACB

MARKET PROFILES

         The following household trends for various stations in the market profiles are found in the Nielsen rating books for the time period 7:00 AM to 1:00 AM Monday through Sunday. Information included in the market overview is provided by BIA's Investing in Television 1999 4th Edition.

WNAC/WPRI (Providence, Rhode-Island - New Bedford, Massachusetts)

         Market Overview. Providence, Rhode Island-New Bedford, Massachusetts is the 50th largest DMA in the United States, with a population of approximately 1,502,000 and approximately 565,000 television households. Cable penetration in the Providence-New Bedford market is estimated to be 78%. The Providence-New Bedford market experienced compound annual revenue growth of approximately 5.9% from 1992 through 1998, and BIA has projected this market to grow at a compound annual rate of 4.2% from 1998 through 2002. Average household income was approximately $43,000.

         The table below provides an overview of the competitive stations serving the Providence-New Bedford market.

                                                                                        Audience Share
          City of                                                                       --------------
 Call    License      VHF/UHF   Affiliation   Owner/Operator                   Nov 98   Feb 99   May 99   Nov 99
 ----    ---------    -------   -----------   --------------                   ---------------------------------

WNAC     Providence      UHF        FOX       STC Broadcasting/Clear Channel      6        5        5        5
WPRI     Providence      VHF        CBS       Clear Channel                      10       10       10       12
WLNE     New Bedford     VHF        ABC       Freedom Communications Inc.         7        7        7        7
WJAR     Providence      VHF        NBC       NBC (GE)                           18       18       18       20

WDTN  (Dayton, Ohio)

         Market Overview. Dayton, Ohio is the 56th largest DMA in the United States with a population of approximately 1,334,000 and approximately 508,000 television households. Cable penetration in the Dayton market is estimated to be 71%. The Dayton market experienced compound annual revenue growth of approximately 4.6% from 1992 through 1998, and BIA has projected this market to grow at a compound annual rate of 2.0% from 1998 through 2002. Average household income was approximately $43,000.

         The table below provides an overview of the competitive stations serving the Dayton market:

                                                                          Audience Share
         City of                                                          --------------
  Call   License    VHF/UHF   Affiliation    Owner/Operator     Nov 98   Feb 99   May 99   Nov 99
  ----   --------   -------   -----------    --------------     ---------------------------------

WDTN     Dayton       VHF         ABC        STC Broadcasting      16       15      14       15
WHIO     Dayton       VHF         CBS        Cox Broadcasting      25       26      24       23
WKEF     Dayton       UHF         NBC        Sinclair               8        9      10       10
WRGT     Dayton       UHF         FOX        Glencairn Ltd.         6        5       6        6

WEYI (Flint-Saginaw-Bay City, Michigan)

         Market Overview. Flint-Saginaw-Bay City, Michigan is the 64th largest DMA in the United States, with a population of approximately 1,194,000 and approximately 446,000 television households. Cable penetration in the Flint-Saginaw-Bay City market is estimated to be 65%. The Flint-Saginaw-Bay City market experienced compound annual revenue growth of approximately 6.4% from 1992 through 1998, and BIA has projected this market to grow at a compound annual rate of 2.7% from 1998 through 2002. Average household income was approximately $37,000.

         The table below provides an overview of the competitive stations serving the Flint-Saginaw-Bay City market:

                                                                            Audience Share
         City of                                                            --------------
  Call   License      VHF/UHF    Affiliation    Owner/Operator     Nov 98   Feb 99  May 99    Nov 99
  ----   ---------    -------    -----------    --------------     ---------------------------------

WEYI     Saginaw         UHF         NBC        STC Broadcasting     11        11      11       10
WNEM     Bay City        VHF         CBS        Meredith Corp        18        16      17       15
WJRT     Flint           VHF         ABC        ABC Inc.             18        16      18       22
WSMH     Flint           UHF         FOX        Sinclair              7         7       6        7

WUPW (Toledo, Ohio)

         Market Overview. Toledo, Ohio is the 67th largest DMA in the United States, with a population of approximately 1,106,000 and approximately 412,000 television households. Cable penetration in the Toledo market is estimated to be 68%. The Toledo market experienced compound annual revenue growth of approximately 5.6% from 1992 through 1998, and BIA has projected this market to grow at a compound annual rate of 4.5% from 1998 through 2002. Average household income was approximately $42,000.

         The table below provides an overview of the competitive stations serving the Toledo market.

                                                                          Audience Share
         City of                                                          --------------
  Call   License    VHF/UHF   Affiliation    Owner/Operator     Nov 98   Feb 99   May 99  Nov 99
  ----   --------   -------   -----------    --------------     --------------------------------

WUPW     Toledo       UHF         FOX        STC Broadcasting      7        7       7        8
WTOL     Toledo       VHF         CBS        Cosmos Broadcasting  24       24      24       21
WTVG     Toledo       VHF         ABC        ABC Inc.             16       13      13       17
WNWO     Toledo       UHF         NBC        Raycom Media, Inc.   12       12      12       11

WJAC (Johnstown-Altoona, Pennsylvania)

         Market Overview. Johnstown-Altoona, Pennsylvania is the 95th largest DMA in the United States, with a population of approximately 783,000 and approximately 294,000 television households. Cable penetration in the Johnstown-Altoona market is estimated to be 81%. The Johnstown-Altoona market experienced compound annual revenue growth of approximately 6.5% from 1992 through 1998, and BIA projects this market to grow at a compound annual rate of 5.6% from 1998 through 2002. Average household income was approximately $36,000.

         The table below provides an overview of the competitive stations serving the Johnstown-Altoona market.

                                                                               Audience Share
          City of                                                              --------------
  Call   License      VHF/UHF    Affiliation    Owner/Operator      Nov 98    Feb 99    May 99  Nov 99
  ----   ---------    -------    -----------    --------------      ----------------------------------

WJAC     Johnstown      VHF          NBC        STC Broadcasting      18        19        19      17
WWCP     Johnstown      VHF          FOX        Peak Media LLC         5         5         5       5
WTAJ     Altoona        VHF          CBS        Gateway Comm          20        20        20      21
WATM     Altoona        UHF          ABC        Palm Broadcasting      6         6         6       8

KVLY (Fargo-Valley City, North Dakota)

         Market Overview. Fargo-Valley City, North Dakota is the 119th largest DMA in the United States, with a population of approximately 584,000 and approximately 224,000 television households. Cable penetration in the Fargo-Valley City market is estimated to be 63%. The Fargo-Valley City market experienced compound annual revenue growth of approximately 6.2% from 1992 through 1998, and BIA projects this market to grow at a compound annual rate of 4.2% from 1998 through 2002. Average household income was approximately $36,000.

         The table below provides an overview of the competitive stations serving the Fargo-Valley City market.

                                                                                       Audience Share
          City of                                                                      --------------
  Call   License         VHF/UHF    Affiliation     Owner/Operator            Nov 98   Feb 99   May 99   Nov 99
  ----   ---------       -------    -----------     --------------            ---------------------------------

KVLY     Fargo             VHF          NBC         STC Broadcasting            18        19      18       17
KXJB     Valley City       VHF          CBS         Catamount Bcst Group        17        17      17       17
WDAY     Fargo             VHF          ABC         Forum Publishing Co         17        16      18       19
KVRR     Fargo             UHF          FOX         Red River Broadcast Corp     9         7       5        8


WTOV (Wheeling, West Virginia-Steubenville, Ohio)

         Market Overview. Wheeling, West Virginia-Steubenville, Ohio is the 140th largest DMA in the United States, with a population of approximately 404,000 and approximately 159,000 television households. Cable penetration in the Wheeling, West Virginia-Steubenville, Ohio market is estimated to be 78%. The Wheeling, West Virginia-Steubenville, Ohio market experienced compound annual revenue growth of approximately 6.2% from 1992 through 1998, and BIA projects this market to grow at a compound annual rate of 5.7% from 1998 through 2002. Average household income was approximately $33,000.

         The table below provides an overview of the competitive station serving the Wheeling, West Virginia-Steubenville, Ohio market:

                                                                                    Audience Share
          City of                                                                   --------------
 Call    License         VHF/UHF    Affiliation    Owner/Operator          Nov 98   Feb 99  May 99  Nov 99
 ----    ---------       -------    -----------    --------------          -------------------------------
WTOV     Steubenville      VHF        NBC (1)      STC Broadcasting          21        20      23     18
WTRF     Wheeling          VHF        CBS (1)      Benedek Broadcasting      18        17      17     16


(1) In addition, WTOV and the CBS affiliate are secondary ABC affiliates. However, WTOV has the right of first refusal to carry ABC programming events.

KFYR (Minot-Bismarck-Dickinson, North Dakota)

         Market Overview. Minot-Bismarck-Dickinson, North Dakota is the 152nd largest DMA in the United States, with a population of approximately 353,000 and approximately 136,000 television households. Cable penetration in the Minot-Bismarck-Dickinson market is estimated to be 63%. The Minot-Bismarck-Dickinson market experienced compound annual revenue growth of approximately 6.3% from 1992 through 1998, and BIA projects this market to grow at a compound annual rate of 4.0% from 1998 through 2002. Average household income was approximately $39,000.

         The table below provides an overview of the competitive stations serving the Minot-Bismarck-Dickinson market.

                                                                                 Audience Share
          City of                                                                --------------
  Call   License       VHF/UHF    Affiliation   Owner/Operator         Nov 98    Feb 99  May 99   Nov 99
  ----   ---------     -------    -----------   --------------         ---------------------------------

KFYR     Bismarck        VHF          NBC       STC Broadcasting          28        27      28       26
KXMC     Minot           VHF          CBS       Reiten Television         18        16      19       18
KBMY     Bismarck        UHF          ABC       Forum Publishings Co       5         5       4        5

KRBC (Abilene-Sweetwater, Texas)

         Market Overview. Abilene-Sweetwater, Texas is the 163rd largest DMA in the United States, with a population of approximately 304,000 and approximately 114,000 television households. Cable penetration in the Abilene-Sweetwater market is estimated to be 72%. The Abilene-Sweetwater market experienced compound annual revenue growth of approximately 6.3% from 1992 through 1998, and BIA projects this market to grow at a compound annual rate of 3.0% from 1998 through 2002. Average household income was approximately $32,000.

         The table below provides an overview of the competitive stations serving the Abilene-Sweetwater market:

                                                                                     Audience Share
          City of                                                                    --------------
  Call   License         VHF/UHF    Affiliation   Owner/Operator           Nov 98    Feb 99   May 99   Nov 99
  ----   ---------       -------    -----------   --------------           ----------------------------------

KRBC     Abilene           VHF        NBC         STC Broadcasting            12        13      13       12
KTXS     Sweetwater        VHF        ABC         Lamco Communications        14        15      13       14
KTAB     Abilene           UHF        CBS         Nexstar Broadcasting        18        18      17       19
KIDZ     Abilene           UHF        FOX/UPN     Sage Broadcasting            5         3       2        4

KACB (San Angelo, Texas)

         Market Overview. San Angelo, Texas is the 196th largest DMA in the United States, with a population of approximately 142,000 and approximately 51,000 television households. Cable penetration in the San Angelo market is estimated to be 77%. The San Angelo market experienced compound annual revenue growth of approximately 12.9% from 1992 through 1998, and BIA projects this market to grow at a compound annual rate of 4.7% from 1998 through 2002. Average household income was approximately $37,000.

         The table below provides an overview of the competitive stations serving the San Angelo market:

                                                                               Audience Share
          City of                                                              --------------
 Call    License       VHF/UHF    Affiliation   Owner/Operator        Nov 98   Feb 99  May 99    Nov 99
 ----    ---------     -------    -----------   --------------        ---------------------------------

KACB     San Angelo      VHF        NBC         STC Broadcasting          7      10       9        7
KIDY     San Angelo      VHF        FOX/UPN     Sage Broadcasting         9       6       5        9
KLST     San Angelo      VHF        CBS         Jewell TV Corp           25      26      27       23
KTXE-LP  San Angelo      UHF        ABC         Lamco Communications      5       5       4        7

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

Management.

         The Company believes that one of its most important assets is its experienced management team. The Stations' general managers are responsible for the day-to-day operations of their respective stations. The Company believes that the autonomy of its station management enables it to attract top quality managers capable of implementing an aggressive marketing strategy and reacting to competition in the local markets. As an incentive, a portion of each station general manager's compensation is based on the performance of the station for which he or she is responsible.

Controlling Costs.

         The Company seeks to selectively reduce costs at newly acquired stations without adversely affecting growth. After acquiring a station, management implements a cost control strategy stressing the elimination of unnecessary costs, budgeting, accountability and disciplined credit and collection procedures. The Company's management believes that it can create an operating structure that will accommodate both revenue growth and cost reductions.

Intensifying Sales Efforts.

         The Company implements an aggressive approach to sales and marketing designed to increase market revenue share. The Company's management believes that increases in revenue share are not necessarily dependent on increases in audience share.

Building on Local News Franchises.

         The Company seeks to increase revenues by developing a highly-rated, well-differentiated local news product designed to build viewer loyalty and target specific demographic audiences that appeal to advertisers.

Managing Program Selection.

         Each Station seeks to cost effectively purchase first-run and off-network syndicated programming to target specific demographic audiences. The Stations have been able to purchase syndicated programming at rates that Company's management believes are attractive, in part because of the limited competition for such programming in the Stations' DMAs.

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

NETWORK AFFILIATIONS.

         Each of the Stations is affiliated with a major broadcast network pursuant to a long-term affiliation agreement. Each affiliation agreement generally provides the Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial amount of the advertising time during its broadcasts in exchange, in the case of networks other than FOX, for a specified network compensation fee payable to the Station. These payments are negotiated on a station-by-station basis and are subject to increases or decreases by the network during the term of an affiliation agreement with provisions for advance notice and a right of termination by the Station in the event of a reduction. The agreements generally are long-term in nature, and contain customary renewal provisions, which generally provide for automatic renewal for successive terms, subject to either party's right to terminate the agreement at the end of any term upon proper notice.

         During 1999, each of the major networks publicly indicated that it is reviewing the economic and other terms under which it provides programming to network affiliates like the Stations. Proposed changes (which could be implemented during the term of pending affiliation agreements) that have been publicly discussed include: (i) reducing or eliminating the cash payments paid by networks to affiliates, (ii) reducing the period of exclusivity with respect to popular programming, (iii) reducing the amount of advertising time made available for sale by affiliates during network programming and (iv) requiring affiliates to share part of the costs of producing popular or special programming. In response to declining revenues, some networks have suggested that they may search for alternative methods of distribution for their programming, such as satellite and cable channels. Any of such changes could materially adversely affect the Company's asset values and operating margins.

         The following table summarizes the network affiliation agreements for the Stations, as well as for WPRI:

            Station                 Network          Expiration Date
            -------                 -------          ---------------

            WNAC-TV/WPRI-TV         FOX/CBS          1998 (1)/June 2006
            WDTN-TV                 ABC              August 29, 2004
            WEYI-TV                 NBC              December 31, 2010
            WUPW-TV                 FOX              October 11, 2001
            WJAC-TV                 NBC              December 31, 2010
            KVLY-TV                 NBC              March 28, 2002
            WTOV-TV                 NBC              December 31, 2010
            KFYR-TV & satellites    NBC              December 31, 2001
            KRBC-TV                 NBC              December 31, 2010
            KACB-TV                 NBC              December 31, 2010

(1) The Company is negotiating with FOX on renewal of the WNAC affiliation agreement. The contract remains in effect while negotiations proceed.

ADVERTISING SALES

General.

         Television station revenues are primarily derived from the sale of local and national advertising. Television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market. All network-affiliated stations are required to carry spot advertising sold by their networks which reduces the amount of advertising spots available for sale by the Stations. The Stations directly sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming, retaining all of the revenues received from these sales. A national syndicated program distributor typically retains a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming.

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

         Advertising rates are based upon a program's popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the stations' sales force. Advertising rates are also determined by a station's overall ability to attract viewers in its market area, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. Conversely, increases in advertising budgets targeting specific demographic groups are based upon superior coverage or the dominant competitive position of the Stations. The Company seeks to manage its advertising spot inventory efficiently to maximize advertising revenues and its return on programming costs.

Local Sales.

         Local advertising time is sold by each Station's local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising generally are more stable and, due to a lower cost of sales, more profitable. The Company seeks to attract new advertisers to television, and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. The Company places a strong emphasis on experience of its local sales staff and maintains an on-going training program for sales personnel. To increase accountability of the Stations' sales forces, management has implemented initiatives whereby sales managers are responsible for the effective management of commercial inventory using input from account executives who are responsible for preparing detailed reports and projections.

National Sales.

         National advertising time is sold through national sales representative firms which call upon businesses, which typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally). Each Station has a manager assigned to work with the national sales representative to increase advertising expenditures with the Stations.

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

         Although UHF and VHF stations compete in the same market, UHF stations historically have suffered a competitive disadvantage, in part because: (i) receivers of many households were originally designed only for VHF reception;
(ii) UHF signals were more affected by terrain and other obstructions than VHF signals; and (iii) VHF stations were able to provide higher quality signals to a wider area. This historic disadvantage of UHF stations has gradually declined through: (a) carriage on cable system; (b) improvements in television receivers; (c) improvement in television transmitters; (d) wider use of all channel antennae; (e) increased availability of programming; and (f) the development of new networks such as FOX, UPN and the WB, which typically broadcast through UHF stations.

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

         FOX has established an affiliation of independent stations which operates on a basis similar to ABC, CBS and NBC. However, the number of hours per week of programming supplied by FOX to its affiliates is significantly less than the number of hours supplied by ABC, CBS, and NBC, and the network compensation, if any, is normally less. As a result, FOX affiliates retain a significantly higher portion of the available inventory of broadcast time for their own use but must, however, purchase or produce a greater amount of their own programming, resulting in generally higher programming costs.

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

         During 1994, UPN and WB each established a network of independent stations that began broadcasting in January 1995 and operating on a basis similar to FOX. However, UPN and WB currently supply fewer hours of programming per week to their affiliates than any of the four major networks. As a result, UPN and WB affiliates retain a significantly higher portion of the available inventory of broadcast time for their own use than affiliates of any of the four major networks.

Television Viewing Audience.

         Nielsen is a national audience measuring service that periodically publishes data on estimated audiences for television stations in various DMAs throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the DMA viewing a station, referred to as the station's "rating," and of the percentage of the audience actually watching the television station, referred to as the station's "share." This rating service provides such data on the basis of total television households and of selected demographic groupings in the media markets being measured. Nielsen uses one of two methods to measure the station's actual viewership. In larger DMAs, ratings are determined by a combination of meters connected directly to selected television sets, and periodic surveys of television viewing, while in smaller DMAs only periodic surveys are completed. During 1999, all of the DMAs in which the Company operated were survey markets except Providence, Rhode Island.

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

Audience.

         Stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of the Stations' prime time programming is supplied by the networks, and is therefore dependent upon the performance of such network programs in attracting viewers. Non-network time periods are programmed by the Station primarily with syndicated programs, and locally produced news.

         The development of methods of video transmission other than over-the-air broadcasting has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition faced by a broadcast station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, and by serving as a distribution system for programming that originates on the cable and satellite systems.

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

         Historically, cable operators generally have not sought to compete with over-the-air broadcast stations for a share of the local news audience in the size of the markets that the Company targets. To the extent they elect to do so, increased competition from cable operators for local news audiences could have a material adverse effect on the Company's advertising revenues. Cable operators have, however, started competing with the Stations by selling advertising spots on certain cable channels. Cable penetration in each of the Company's markets generally exceeds 60%.

         As cable-originated programming has emerged as a competitor for viewers of over-the-air broadcast television programming, the advertising share of cable networks has increased significantly, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any over-the-air programming. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

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

FEDERAL REGULATION OF TELEVISION BROADCASTING

General.

         The ownership, operation and sale of television stations are subject to the jurisdiction of the Federal Communications Commission (FCC) which acts under authority granted by the Communications Act of 1934, as amended (Communications Act). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership and operation of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act, the Telecommunications Act of 1996 (the Telecommunications
Act) and specific FCC regulations and policies. Further information concerning the nature and extent of federal regulation of broadcast stations is found in the Communications Act, the Telecommunications Act, FCC rules and the public notices and rulings of the FCC.

License Grant and Renewal.

         Television stations operate pursuant to broadcasting licenses that usually are granted by the FCC for a maximum permitted term of eight years.

         Television licenses are subject to renewal upon application to the FCC. Under the Communications Act, the FCC is required to grant a renewal application if it finds that (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and
(3) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

         All of the Stations are presently operating under licenses with terms expiring as follows: April 1, 2007 (WNAC), August 1, 2007 (WJAC), October 1, 2005 (WEYI, WDTN, WTOV, WUPW), April 1, 2006 (KFYR, KMOT, KQCD, KUMV, KVLY) and August 1, 2006 (KRBC, KACB). WPRI's license expires April 1, 2007. There can be no assurance that any of the licenses of such stations will be renewed.

Ownership Matters

FCC Issues.

         On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the FCC Ownership Rules). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to the Company.

         The FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area (DMA) provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The new rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to once again demonstrate compliance with the new rules. Lastly, the new rules authorize the common ownership of television stations with overlapping signal contours as long as the stations to be commonly owned are located in different DMAs.

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

         The FCC made other changes to its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules (the Attribution Rules). Under the new Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

         The FCC also declared that local marketing agreements (LMAs) now will be attributable interests for purposes of the FCC Ownership Rules. The FCC will grandfather LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

         Finally, the FCC eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         It is difficult to assess how these changes in the FCC ownership restrictions will affect the Company's broadcast business.

         The recent changes to the FCC Ownership Rules may affect the Company's relationship with Smith Acquisition Company (SAC). The Company owns a substantial non-voting equity stake in SAC, which, together with a wholly owned subsidiary, owns WNAC-TV, Providence, Rhode Island, and WTOV-TV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC has become attributable. Accordingly, the Company, and parties to the Company, must consider whether its other broadcast interests, when viewed in combination with those of SAC, are consistent with all relevant FCC Ownership Rules. The Company is in the process of conducting that review. To the extent the recent changes require the Company to modify its broadcast interests or ownership structure, the Company expects to act as necessary to remain in compliance with all relevant FCC Ownership Rules.

         With the changes in the FCC Ownership Rules, the Company no longer needs to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations is now consistent with the Commission's Rules.

         On October 2, 1999, AMFM Inc. (AMFM) entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. (Clear Channel) and CCU Merger Sub, Inc. (Merger Sub), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of Clear Channel (the AMFM Merger). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity. The Company is in the process of analyzing the impact of this AMFM Merger on the Company's operations and regulatory obligations.

Alien Ownership.

         The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, Aliens). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. The Company and its subsidiaries are domestic corporations, and the Company's ultimate controlling stockholder is a United States citizen. The Certificate of Incorporation of each of the Company and Sunrise contain limitations on Alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the Certificate of Incorporation, the Company, has the right to purchase any Alien-owned shares of the Company's capital stock at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the Alien ownership restrictions.

Local Television/Cable Cross-Ownership Rule.

         While the Telecommunications Act eliminated a previous statutory prohibition against the common ownership of a television broadcast station and a cable system that serves the same local market, the Telecommunications Act left a similar FCC rule in place. The legislative history of the Act indicates that its repeal of the statutory ban should not prejudge the outcome of any FCC review of the rule. The FCC has pending a rulemaking proceeding in which it has solicited comment on retention of its proscription on television-cable cross-ownership.

OTHER MATTERS

Must-Carry Retransmission Consent.

         Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA, as defined by the Nielson 1997-98 DMA Market and Demographic Rank Report. These must-carry rights are not absolute, and their exercise is dependent on variables such as: (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.

         The most recent election date for must-carry or retransmission consent was October 1, 1999, such election to be effective for the three-year period from January 1, 2000 through December 31, 2002.

         The FCC currently is conducting a rulemaking proceeding to determine carriage requirements for digital broadcast television stations on cable systems during and following the transition from analog to digital broadcasting, including carriage requirements with respect to ancillary and supplementary services that may be provided by broadcast stations over their digital spectrum.

SHVIA.

         On November 29, 1999, the President signed the Satellite Home Improvement Act (SHVIA). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. After May 27, 2000, satellite carriers will be prohibited from delivering a local signal into its local markets - so called "local-into-local" service - without the consent or must-carry election of such station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA does not require satellite carriers to carry local stations, but provides that carriers that choose to do so must comply with certain mandatory signal carriage requirements by a date certain, as defined by the Act or as-yet to be drafted FCC regulations. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has initiated several rule making proceedings, as required by SHVIA, to implement certain aspects of the act, such as standards for good faith retransmission consent negotiations, must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement.

Digital Television.

         The FCC has taken a number of steps to implement digital television service (DTV) (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals subject to the requirement that they continue to provide at least one free, over the air television service. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services. Pursuant to the FCC's rules, the Company's Stations filed DTV construction permit applications on or before the November 1, 1999 deadline. The Company plans to complete construction of DTV facilities by the May 1, 2002 deadline. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Management of the Company believes that its conversion to DTV will commence in 2000 for all of the Company's markets. Future capital expenditures by the Company will be compatible with the new technology requirements to the extent they are not constrained by financial debt covenants included in the Company's debt agreements. Presently, no Company Station is broadcasting in DTV format.

PROGRAMMING AND OPERATION

General.

         The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to community issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radiofrequency radiation. In addition, pursuant to FCC rules which became effective on February 16, 1999, broadcast licensees will be required to disclose on a biennial basis information regarding the race, ethnic background and gender of persons with attributable positions or ownership interests in the licensee. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, or the grant of a "short" (i.e., less than the full) license renewal term or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Children's Television Programming.

         Pursuant to legislation enacted in 1990, the amount of commercial matter broadcast during programming designated for children 12 years of age and under is limited to 12.0 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which, among other things, must have a significant purpose of servicing the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the "core" programming requirements or the children's commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license. The FCC has indicated its intent to enforce its children's television rules strictly.

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

Closed Captioning.

         Under rules which became effective January 1, 1998, programming distributors, including television stations, are generally responsible for compliance with an on-screen captioning requirement with respect to the vast majority of video programming. The rules divide programming into two groups: pre-rule programming (which is defined to be programming that was first published or exhibited on or before January 1, 1998 by any distribution method) and new programming (programming that was first published or exhibited after that date). Pre-rule programming is subject to no specific requirements until the first calendar quarter of 2003. In that quarter, 30% of all pre-rule programming actually aired is required to be captioned. In the first quarter of 2008, the percentage of pre-rule programming that must be captioned will rise to 75%. In the first calendar quarter of 2000, new programming that is not otherwise exempt from captioning requirements became subject to a series of increasing quarterly benchmarks, until January 1, 2006, when 100% of all new non-exempt programming is to be captioned.

EEO.

         On January 20, 2000, the Commission approved new equal employment opportunity and outreach requirements that will apply to all broadcast licensees (and cable operators). Although the Commission has not yet released the text of these rules, the key elements are: (1) licensees will be required to implement a minority outreach program; (2) licensees with five or more full-time employees must place a report regarding their outreach efforts in their public inspection file annually, and, if they have more than 10 full-time employees, they must submit the last four years of these reports to the Commission at the halfway point and endpoint of their license terms, which will be subject to Commission review; (3) licensees with five or more full-time employees also must file with the Commission a "Statement of Compliance" with regard to their outreach efforts every two years; and (4) licensees with five or more full-time employees also must file annual employment reports, of the sort filed prior to 1998, which the Commission will use only to monitor minority employment.

Proposed Changes.

         The United States Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as radio and television direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

         The Telecommunications Act eliminated the overall ban on the offering of video services by telephone companies and eliminated the prohibition on the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services will be regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Although the Company cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcasting industry in which the Company operates.

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

EMPLOYEES

         As of December 31, 1999, the Company had approximately 623 full-time and 81 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 42 employees. WTOV has a contract with AFTRA that expires January 29, 2002 and a contract with International Brotherhood of Electrical Workers (IBEW) that expires on November 30, 2000 with respect to 27 and 18 employees, respectively. WJAC has a contract with International Alliance of Theatrical Stage Employees that expires on September 30, 2002 with respect to 50 employees. WDTN has a contract with the IBEW that expires July 1, 2003 with respect to 52 employees. KFYR has a contract with IBEW that expires on September 9, 2003 with respect to 10 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

PENDING ACQUISITION

         On March 16, 1999, the Company and Sinclair Communications, Inc. (Sinclair) entered into a purchase agreement (the Sinclair Agreement). Pursuant to the Sinclair Agreement, the Company agreed to purchase from Sinclair: WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa for a total purchase price of $87.0 million, including working capital, fees and expenses. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission (FCC). In April 1999, the Antitrust Division of the United States Department of Justice (DOJ) issued various requests for additional information under the Hart-Scott-Rodino Antitrust Improvement Act (HSR Act) in connection with the acquisition. The Company and Sinclair are in discussions with the DOJ regarding this transaction, and the waiting period under the HSR Act has been extended pending completion of these discussions. While the resolution of these discussions remains uncertain, it appears likely that, if the acquisition is consummated as contemplated under the Sinclair Agreement, the Company would be required by the DOJ to sell, or enter into a local marketing agreement with respect to, WICS and WICD substantially concurrently with the closing of the acquisition of those stations, if it occurs at all. Under the terms of the Sinclair Agreement, either the Company or Sinclair (to the extent they are not in breach) may terminate the Sinclair Agreement if the closing has not occurred on or prior to March 16, 2000. The Company is presently exploring a variety of alternatives, including possibly a sale of WICS and WICD, but cannot be sure of the terms on which this transaction will be completed, if at all.

         The Company has assigned the right to acquire the broadcast licenses and other license assets of the Sinclair Stations to SDF Television License Corp. (SDF), an entity separate from the Company, but owned by members of the Company's senior management team. On April 2, 1999, SDF filed applications seeking FCC consent to the assignment of the licenses of WICS, WICD and KGAN. The application has been accepted for filing, and no petitions to deny were filed by the May 13, 1999 deadline, although informal objections advocating denial of the applications may be filed up until the date that the FCC grants the applications. The application is still pending before the FCC, and accordingly, the Company cannot be sure when the application will be granted, if at all.

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

         The principal executive offices of the Company are located at 720 2nd Avenue South, St. Petersburg, Florida 33701. The telephone number of the Company at that address is (727) 821-7900. The following table generally describes the Company's principal properties in each of the markets of operation:

                                                                                      Approximate
  Station and Property                     Type of                       Owned           Size          Expiration
      Location                           Facility and Use              or Leased     (Square Feet)      of Lease
------------------------------------------------------------------------------------------------------------------

WEYI:
   Clio, Michigan......................Main Office/Studio                Owned           17,500(1)              --
                                       Tower/Antenna Site                Owned           17,500(1)              --
   Saginaw, Michigan...................Satellite Sales Office            Leased           1,200         02/14/2000

WTOV:
   Steubenville, Township, Ohio........Main Office/Studio                Owned           12,750(1)              --
                                       Tower/Antenna Site                Owned           12,750(1)              --
   Pultney Township, Ohio..............Microwave/Relay                   Owned              450                 --
   Wheeling, West Virginia.............Satellite Sales Office            Leased             973         08/31/2000

WJAC:
   Johnstown, Pennsylvania.............Main Office/Studio                Owned           40,000                 --
   Laurel Hill, Pennsylvania...........Tower/Antenna Site                Owned            3,600                 --
   Altoona, Pennsylvania...............News and Sales Office             Leased           1,100         06/30/2002
   Bedford, Pennsylvania...............News Office                       Leased             364         03/31/2002
   State College, Pennsylvania.........News and Sales Office             Leased             865         10/31/2001

KRBC:
   Abilene, Texas......................Main Office/Studio                Owned           19,312                 --
   Cedar Gap Mountain, Texas...........Tower/Antenna Site                Owned            1,600                 --

                                                                             Approximate
  Station and Property                   Type of                Owned           Size       Expiration
       Location                      Facility and Use         or Leased     (Square Feet)   of Lease
-----------------------------------------------------------------------------------------------------

KACB:
   San Angelo, Texas................Main Office/Studio          Leased       3,470         04/30/2001
   San Angelo, Texas................Tower/Antenna Site          Leased       1,134         05/15/2003
   Runnels County, Texas............Relay Site                  Leased         500         10/31/2004

WDTN:
   Dayton, Ohio.....................Main Office/Studio          Owned       43,500                 --
   Dayton, Ohio.....................Tower/Antenna Site          Owned        1,800                 --

WNAC-TV
   Rehoboth, Massachusetts..........Main Office/Studio          Owned       14,000 (1 + 2)         --
                                    Tower/Antenna Site          Owned       14,000 (1 + 2)         --
KFYR: (3)
   Bismarck, North Dakota...........Main Office/Studio          Owned       19,600                 --
   Saint Anthony, North Dakota .....Tower/Antenna Site          Owned        3,840                 --

KMOT: (3)
   Minot, North Dakota..............Main Office/Studio          Owned        9,676(1)              --
                                    Tower/Antenna Site          Owned        9,676(1)              --
KUMV: (3)
   Williston, North Dakota..........Main Office/Studio          Owned        7,884                 --
   Judson Township,
        North Dakota................Tower/Antenna Site          Owned        3,168                 --

KQCD: (3)
   Dickinson, North Dakota..........Main Office/Studio          Owned        3,600                 --
   Stark County, North Dakota.......Tower/Antenna Site          Owned        2,400                 --

KVLY: (3)
   Fargo, North Dakota..............Main Office/Studio          Owned       15,200                 --
   Blanchard, North Dakota..........Tower/Antenna Site          Owned        4,320                 --
   Grand Forks, North Dakota........Sales and News Office       Leased       1,500         06/30/2000

WUPW:
   Toledo, Ohio.....................Main Office/Studio          Leased      15,100         06/30/2007
   Toledo, Ohio.....................Tower/Antenna Site          Leased         800         12/20/2089

Corporate:
   St. Petersburg, Florida..........Office                      Leased       5,500         06/30/2003
   Wichita, Kansas..................Office                      Leased       4,068         08/31/2005

(1) Main office/studio and tower/antenna site are at the same location.
(2) WNAC owns significant additional assets that are co-located at WPRI studio site in Providence, Rhode Island.
(3) The North Dakota Stations are interconnected with a significant number of microwave towers.

ITEM 3.  LEGAL PROCEEDINGS

         Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. Management believes that the outcome of any such pending matters will not materially affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common stock, par value $0.01 per share (the Common Stock). All of the Company's Common Stock is held by Sunrise Television Corp. (Sunrise). The Company has never paid a cash dividend with respect to its Common Stock. The

Company's Senior Credit Agreement generally prohibits the Company from paying dividends on its Common Stock.

         On February 24, 1997, the Company issued 1,000 shares of its Common Stock to Sunrise in a private transaction for a cash purchase price of $50.0 million in reliance on the exemption, set forth in Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), from the registration requirement set forth in Section 5 of the Securities Act.

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

         On March 25, 1997, the Company sold $100.0 million aggregate principal amount of its 11% Senior Subordinated Notes due 2007 (the Notes) in reliance on Rule 144A of the Securities Act to Chase Securities, Inc., NationsBanc Capital Markets, Inc., and Schroder Wertheim & Co. as the initial purchasers. The Company paid discounts to the initial purchasers of 3% of the aggregate principal amount of the Notes sold.

         On February 5, 1999, the Company entered into a $90.0 million Redeemable Preferred Stock Series B bridge financing agreement (Preferred Agreement) with three purchasers, two of which are participants in the Senior Credit Agreement and sold $37.5 million of Redeemable Preferred Stock Series B to fund the WUPW purchase in a private transaction for cash in reliance on the exemption set forth in Section 4(2) of the Securities Act from the registration requirement set forth in Section 5 of the Securities Act. On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement, and the availability for selling additional preferred stock under the Preferred Agreement was cancelled.

         On December 30, 1999, the Company issued and sold 25,000 shares of its 14% Redeemable Preferred Stock Series B to Sunrise in a private transaction for an aggregate cash purchase price of $25.0 million in reliance on the exemption set forth in Section 4(2) of the Securities Act from the registration requirement set forth in Section 5 of the Securities Act.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth the selected historical information of the Company as of the dates and for the periods indicated. Information for the Company for the two years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997 was derived from the financial statements of the Company, which have been audited by Arthur Andersen, LLP and are included in
Item 8 (excluding the consolidated balance sheet as of December 31, 1997, which was previously filed). Predecessor historical information for the two months ended February 28, 1997 and the year ended December 31, 1996 were derived from the audited financial statements of the Jupiter/Smith Stations which have been audited by Arthur Andersen, LLP and included in Item 8. Predecessor historical financial information for the year ended December 31, 1995, has been derived from the audited financials of the Jupiter/Smith Stations, which were audited by Arthur Andersen, LLP. Statement of Operations Data below station operating income, as well as Balance Sheet Data, for the Jupiter/Smith Stations for the year ended December 31, 1995 have not been presented because such information is not meaningful for the following reasons: (i) during such period the Stations were owned and/or operated by persons other than the Company and/or management; (ii) they were not owned or operated as a single unit for any such periods; and (iii) they were operated as part of larger units and therefore, allocations of corporate expenses, interest, and long term debt cannot be made to the Stations.

                                                              COMBINED OPERATIONS        |                HISTORICAL
                                                                PREDECESSOR(1)           |          STC BROADCASTING, INC.
                                                                                         |
                                                                            Two Months   |   Ten Months
                                                        Year Ended             Ended     |   Year Ended            Year Ended
                                                       December 31,         February 28, |   December 31,          December 31,
                                                     1995        1996(2)      1997(2)    |       1997           1998          1999
                                                   ---------    ---------   -----------  |   ------------    ---------      --------
                                                           (Dollars in thousands)        |             (Dollars in thousands)
Statement of Operations Data:                                                            |
----------------------------                                                             |
                                                                                         |
                                                                                         |
Net revenues (3)                                   $  32,905    $  37,559   $   5,228    |   $  36,231      $  67,123      $ 81,157
Operating expenses:                                                                      |
   Station expenses (4)                               23,910       22,145       3,786    |      21,141         38,058        47,413
   Depreciation                                        3,121        4,286         757    |       3,475          8,207        13,405
   Amortization                                          998        5,860         977    |       9,159         16,826        22,984
                                                   ---------    ---------   ---------    |   ---------      ---------      --------
   Station operating income (loss)                 $   4,876    $   5,268   $    (292)   |       2,456          4,032        (2,645)
   Corporate expenses                              =========          840         146    |       1,402          2,347         3,499
                                                                ---------   ---------    |   ---------      ---------      --------
Operating income (loss)                                             4,428        (438)   |       1,054          1,685        (6,144)
                                                                                         |
Gain on asset swap (5)                                                 --          --    |          --         17,457            --
Gain on Sale of WROC-TV                                                --          --    |          --             --         4,500
Interest expense                                                   (6,072)       (963)   |      (9,502)       (16,301)      (20,635)
Other income (expense) (6)                                          1,552          39    |         329             42        (1,127)
                                                   ---------    ---------   ---------    |   ---------      ---------      --------
Income (loss) before income tax                                       (92)     (1,362)   |      (8,119)         2,883       (23,406)
Income tax (provision) benefit                                         --          --    |         299         (1,823)        7,525
                                                   ---------    ---------   ---------    |   ---------      ---------      --------
                                                                                         |
Net income (loss) before extraordinary item                           (92)     (1,362)   |      (7,820)         1,060       (15,881)
Extraordinary loss from early retirement of debt,                                        |
         net of income tax benefit                                     --          --    |          --         (2,860)           --
                                                   ---------    ---------   ---------    |   ---------      ---------      --------
Net loss                                                              (92)     (1,362)   |      (7,820)        (1,800)      (15,881)
Dividends and accretion on                                                               |
   Redeemable Preferred Stock (7)                                      --          --    |      (3,763)        (5,100)       (7,423)
                                                   ---------    ---------   ---------    |   ---------      ---------      --------
Net loss applicable to                                                                   |
   common stock                                                 $     (92)  $  (1,362)   |   $ (11,583)     $  (6,900)    $ (23,304)
                                                   =========    =========   =========    |   =========      =========     =========
Other Financial Data:                                                                    |
--------------------                                                                     |
Net cash provided by (used in):                                                          |
    Operating activities                           $   6,898    $   9,557   $   1,632    |   $   5,106      $  13,880     $   6,087
    Investing activities                                (750)    (108,298)       (233)   |    (201,986)      (137,257)      (33,989)
    Financing activities                              (5,978)     101,405          --    |     198,512        127,092        26,464
Broadcast cash flow (8)                                8,624       15,405       1,441    |      14,990         29,082        33,564
Broadcast cash flow margins (9)                        26.21%       41.02%      27.60%   |       41.37%         43.33%        41.36%
EBITDA (10)                                        $      --    $  14,565   $   1,295    |   $  13,588      $  26,735     $  30,065
Capital expenditures                                     750        2,966         264    |       2,848          5,573         5,781
Amortization of film payments                          3,181        3,581         620    |       3,214          5,696         6,178
Payments for program rights                            3,552        3,590         621    |       3,314          5,679         6,358
Ratio of earnings to fixed charges (11)                                                  |     (11,882)        (6,803)      (30,829)
                                                                                         |
Balance Sheet Data:                                                                      |
------------------                                                                       |
                                                                                         |
Cash and cash equivalents                                                                |       1,632          5,347         3,909
Total assets                                                                             |     240,791        384,512       384,173
Long term debt (including current portion):                                              |
    Senior Credit Agreement                                                              |      14,500        111,000        99,750
    Senior Subordinated Debt                                                             |     100,000        100,000       100,000
Redeemable Preferred Stock                                                               |
   Series A                                                                              |      32,263         37,364        43,196
   Series B                                                                              |          --             --        24,305
Stockholder's equity                                                                     |      52,429         78,729        70,425

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA
                             (Dollars in thousands)

(1) Financial statements for periods presented are at the various predecessor cost bases.

(2) Financial information for the year ended December 31, 1996 and the two months ended February 28, 1997 refers to the period that the Jupiter/Smith Stations were owned by Jupiter and operated by SBP, an affiliate of Robert N. Smith.

(3) Includes revenues resulting from the Joint Marketing Agreement between the Company and Clear Channel Communications (CCC) pursuant to which CCC operates both WNAC, which is owned by the Company and WPRI, which is owned by CCC. The Company and CCC share equally the cash flow from these stations subject to certain adjustments.

(4)   Includes amortization of program rights.

(5) Represents book gain on the swap of television stations WPTZ, WNNE, and KSBW with Hearst-Argyle Stations, Inc. for television stations WDTN and WNAC and the interest of WNAC in the Joint Marketing Agreement with CCC.

(6) Consists primarily of approximately $1.5 million of non-recurring revenues for consulting services provided during 1996 and $825 expenses incurred in cancelled debt offering in 1999.

(7) Reflects dividend requirement and accretion on the Series A and Series B redeemable preferred stock.

(8) Broadcast cash flow consists of operating income (loss) plus depreciation of property and equipment, amortization of intangible assets and other assets, amortization of program rights, and corporate expense minus payments on program rights.

(9) Broadcast cash flow margin is broadcast cash flow divided by net revenues expressed as a percentage.

(10)  EBITDA is defined as broadcast cash flow less corporate expenses.

(11) For purposes of this calculation, "earnings" consist of net loss applicable to common stock before income tax (benefit) and fixed charges. "Fixed charges" consist of interest expense, amortization of deferred financing costs, the component of rental expense believed by management to be representative of the interest factor thereon and preferred stock dividend requirements and related accretion. If the ratio is less than 1.0x, the deficiency is shown.

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

         Most advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues of the Stations are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay commissions to the national sales representatives operating under 9 agreements that provide for exclusive representation within the particular Station market. In 1999, local advertising comprised 62.0% of the Company's gross spot revenues (excluding political advertising), and national advertising comprised 38.0% of the Company's gross spot revenues (excluding political advertising). The gross spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the fourth quarter. In 1998, the Stations' advertising revenues benefited from local and congressional elections and the Winter Olympic Games on CBS.

         "Broadcast Cash Flow" is defined as operating income (loss) plus depreciation of property and equipment, amortization of intangible assets and other assets, amortization of program rights, and corporate expenses less payments for program rights. EBITDA is defined as Broadcast Cash Flow less corporate expenses. The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by investors to measure a company's ability to service debt. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts included herein may constitute forward-looking statements. The Company has based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including increased competition, increased costs, changes in network compensation agreements, impact of future acquisitions and dispositions, loss or retirement of key members of management, inability to realize our acquisition strategy, increases in costs of borrowings, unavailability of additional debt and equity capital, adverse state or federal legislation or changes in Federal Communications Commissions policies, and changes in general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HISTORICAL PERFORMANCE
(ALL DOLLARS PRESENTED IN TABLES ARE SHOWN IN THOUSANDS)

BROADCAST CASH FLOW

         The following table sets forth certain data for the three years ended December 31, 1999.

                                                       Years Ended December 31,

                                                1997            1998            1999
                                              --------        --------        --------

Operating Income (Loss)                       $    616        $  1,685        $ (6,144)
Add:
  Amortization of Program Rights                 3,834           5,696           6,178
  Depreciation of Property and Equipment         4,232           8,207          13,405
  Amortization of Intangibles                   10,136          16,826          22,984
  Corporate Expenses                             1,548           2,347           3,499
Less: Payments for Program Rights               (3,935)         (5,679)         (6,358)
                                              --------        --------        --------
Broadcast Cash Flow                             16,431          29,082          33,564
Less: Corporate Expenses                        (1,548)         (2,347)         (3,499)
                                              --------        --------        --------

EBITDA                                        $ 14,883        $ 26,735        $ 30,065
                                              ========        ========        ========
Margins:
   Broadcast Cash Flow                            39.6%           43.3%           41.4%
                                              ========        ========        ========
   EBITDA                                         35.9%           39.8%           37.0%
                                              ========        ========        ========

NET REVENUES

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.

                                                            Years Ended December 31,
                                                            ------------------------
                                              1997                     1998                    1999

                                      ------------------       ------------------       ------------------
                                         $           %            $           %            $           %
                                      -------      -----       -------      -----       -------      -----

Gross revenues:
   Local                              $23,768       48.9%      $37,959       48.5%      $49,121       52.7%
   National                            18,847       38.8        24,350       31.1        30,161       32.4
   Political                              300        0.7         5,721        7.3           462         .5
   Network Compensation                 3,078        6.3         4,808        6.1         5,340        5.7
   Joint Operating Agreement (1)           --         --         2,522        3.2         3,622        3.9
   Trade and Barter                     1,731        3.6         1,999        2.6         2,913        3.1
   Other                                  839        1.7           926        1.2         1,618        1.7
                                      -------      -----       -------      -----       -------      -----
         Total Gross                   48,563      100.0%       78,285      100.0%       93,237      100.0%
Agency and National
   Representative Commissions           7,105       14.6        11,162       14.3        12,080       13.0
                                      -------      -----       -------      -----       -------      -----
         Net Revenue                  $41,458       85.4%      $67,123       85.7%      $81,157       87.0%
                                      =======      =====       =======      =====       =======      =====

(1) Represents approximately 50% of the broadcast cash flow of WNAC and WPRI less certain adjustments.

RESULTS OF OPERATIONS

         Set forth below is a summary of the operations of the Company for the years indicated and their percentages of net revenues.

                                                                  Years Ended December 31,

                                                   1997                    1998                      1999

                                            -----------------------------------------------------------------------
                                               $        % of Net        $       % of Net         $         % of Net
                                                        Revenues                Revenues                   Revenues
                                            -------     --------     -------    --------      --------     --------

Net Revenues:                               $41,458      100.0%      $67,123      100.0%      $ 81,157       100.0%
Operating Expenses:
   Station Operating                         13,617       32.9        20,696       30.8         25,144        31.0
   Selling, General and Administrative        9,738       23.5        15,447       23.0         19,322        23.8
   Trade and Barter                           1,571        3.8         1,915        2.9          2,947         3.6
   Depreciation                               4,232       10.2         8,207       12.2         13,405        16.5
   Amortization                              10,136       24.4        16,826       25.1         22,984        28.3
   Corporate Expenses                         1,548        3.7         2,347        3.5          3,499         4.4
                                            -------      -----       -------      -----       --------       -----
         Operating Income (Loss)            $   616        1.5%      $ 1,685        2.5%      $ (6,144)       (7.6)%
                                            =======      =====       =======      =====       ========       =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         In the discussion comparing the years ended December 31, 1999 and 1998, WTOV, WEYI, and WJAC will be referred to as the Core Stations. The acquisition of television stations KVLY, KFYR, KUMV, KQCD, KMOT (the Meyer Stations), and KRBC, KACB and WUPW will be referred to as the Station Acquisitions. The KRBC and KACB acquisition closed on April 1, 1998, the Meyer Stations acquisition closed on November 1, 1998, and the WUPW acquisition closed on February 1, 1999. The Company continues to own all of the stations acquired in the Station Acquisitions. The acquisition of WPTZ and WNNE from Sinclair, and the transfer to Hearst-Argyle Television, Inc. (Hearst) of KSBW, WPTZ and WNNE in exchange for WDTN, WNAC and WNAC's interest in a Joint Marketing Agreement with WPRI, will be referred to as the Swap Transaction. The sale of the non-license assets of WROC, and the entering into of a time brokerage agreement, will be referred to as the WROC Sale.

         The following table details how the above transactions affected operating income.

                                              Core         Swap          Station         WROC
                                            Stations    Transaction   Acquisitions       Sale         Total
                                            --------    -----------   ------------       ----         -----
                                                                (Dollars in thousands)

Net revenues                                $(1,505)      $ 1,369       $23,224        $(9,054)      $14,034
Operating Expenses:
   Station Operating                             37           964         7,111         (3,664)        4,448
   Selling, General and Administrative         (229)         (209)        6,357         (2,044)        3,875
   Trade and Barter                             127            16         1,245           (356)       (1,032)
   Depreciation                                 200           580         5,238           (820)        5,198
   Amortization                                (343)        1,633         6,877         (2,009)        6,158
   Corporate Expenses                         1,152             0             0              0         1,152
                                            -------       -------       -------        -------       -------
Operating Income                            $(2,449)      $(1,615)      $(3,604)       $  (161)      $(7,829)
                                            =======       =======       =======        =======       =======

Core Stations

         A decrease of $1.1 million in net sales was the result of less political sales during 1999 compared to 1998. The remaining decrease in sales in 1999 was due to a decrease in General Motors advertising and market specific softness. A decrease of $0.2 million in selling, general and administrative expense is a result of decreased sales costs. An increase of $0.2 million in depreciation is attributable to the increased capital spending and the $0.3 million reduction in amortization is attributable to the write off of loan costs during 1998. Corporate expenses increased by $1.2 million due to higher salary costs, additional staff and related benefits, new office space and increased professional service costs.

Interest Expense

         Interest expense increased by $4.3 million to $20.6 million for the year ended December 31, 1999 from $16.3 million for the year ended December 31, 1998. An increase of $5.3 million is due to higher outstanding balances on the Senior Loan Agreement and higher interest rates. A decrease of approximately $0.9 million was due to no 1999 comparable amounts outstanding under the Hearst-Argyle loan.

Gain on Sale of WROC

         Gain on the sale of WROC was $4.5 million for the year ended December 31, 1999 with no amount for the year ended December 31, 1998.

Expenses Incurred in Cancelled Debt Offering

         During the second quarter of 1999, the Company and Sunrise contemplated selling either debt securities of Sunrise or preferred stock of the Company in a private placement to fund the acquisition under the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would attempt to fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The year ended December 31, 1999 includes an $0.8 million charge for the cancelled offering.

Income Tax Benefit

         Income tax benefit increased by $9.3 million to $7.5 million for the year ended December 31, 1999 from an expense of $1.8 million for the year ended December 31, 1998. This increase is mainly attributable to deferred tax assets being generated by the Company's net operating loss carryforwards.

Redeemable Preferred Stock Dividends and Accretion

         Redeemable preferred stock dividends and accretion increased $2.3 million to $7.4 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. An increase of $1.6 million is a result of the initial issuance of the Series B preferred stock during 1999 and the remainder of the increase resulted from higher outstanding balances on the Series A preferred stock.

Net Loss Applicable to Common Stock

         Net loss applicable to common stock increased by $13.6 million to $20.5 million for the year ended December 31, 1999 from a loss of $6.9 million for the period ended December 31, 1998 due to the reasons outlined above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         In the discussion comparing the year ended December 31, 1998 to 1997, WTOV, WEYI and

WROC will be referred to as the Core Stations. The effect of the acquisition of television stations WJAC, KRBC, KACB, and the Meyer Stations will be referred to as the Station Acquisitions. The WJAC acquisition closed on October 1, 1997, KRBC and KACB acquisition closed on April 1, 1998, and the Meyer acquisition closed on November 1, 1998. The net change resulting from the transactions with Sinclair and Hearst (acquisition of WDTN, WNAC and its joint operating agreement with WPRI, and the disposition of KSBW, WPTZ and WNNE) will be referred to as the Swap Transaction.

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

         The following table details how the above transactions affected operating income.

                                               Core          Swap         Station
                                             Stations    Transaction    Acquisition         Total
                                             --------    -----------    ------------        -----
                                                              (Dollars in thousands)

Net Revenues                                  $2,409        $9,805         $13,451         $25,665
Operating Expenses:
   Station Operating                             494         2,561           4,024           7,079
   Selling, General and Administrative           360           980           4,369           5,709
   Trade and Barter                              121           (49)            272             344
   Depreciation                                  208         1,190           2,577           3,975
   Amortization                                  162         3,082           3,446           6,690
   Corporate Expenses                            799             0               0             799
                                              ------        ------         -------         -------
   Operating Income                           $  265        $2,041         $(1,237)        $ 1,069
                                              ======        ======         =======         =======

Core Stations.

         An increase of $2.3 million in net revenue is a result of political advertising revenue. An increase of $0.5 million in station operating expense is attributable to increased costs at WEYI and WROC for expanded spending on news. An increase of $0.4 million in selling, general and administrative expenses was a result of increased sales costs and promotion. An increase of $0.2 million in depreciation expense is attributable to increased capital expenditures and an increase of $0.2 million in amortization is attributable to the revaluation of assets at the time of purchase by the Company on March 1, 1997. Corporate expenses increased by $0.8 million related to higher salary costs, additional staff and related benefits.

Operating Income.

         Operating income increased by $1.1 million or 154.5% to $1.7 million for the year ended December 31, 1998 from $0.6 million for the year ended December 31, 1997 due to the reasons outlined above.

Interest Expense.

         Interest expense increased by $5.8 million to $16.3 million for the year ended December 31, 1998 from $10.5 million for the year ended December 31, 1997. An increase of $1.8 million is due to higher average outstanding balances of the Senior Subordinated Notes resulting from the issuance in March of 1997. An increase of $2.0 million is due to higher outstanding balances on the Senior Credit Agreement resulting from Station Acquisitions, an increase of $0.9 million is due to interest payable to Hearst on the purchase of WPTZ, WNNE, and WFFF and operations of the stations through closing on May 31, 1998, and an increase of $1.1 million resulting from the Swap Transactions.

Income Tax.

         Income tax increased by $2.1 million to $1.8 million for the year ended December 31, 1998 from a benefit of $0.3 million for the year ended December 31, 1997. This increase is attributable to the acquisition of WJAC, KRBC, and KACB, and the related amortization of the step up in basis of their assets for purchase accounting offset by the gain on asset swap.

Gain on Asset Swap.

         Gain on asset swap was $17.5 million for the year ended December 31, 1998 with no gain for the year ended December 31, 1997. $7.9 million of the gain is attributable to the non-license assets of KSBW, $1.6 million is attributable to the non-license assets of WPTZ and WNNE, and $8.0 million is attributable to the FCC licenses of KSBW, WPTZ, and WNNE.

Extraordinary Item.

         Extraordinary charge for early retirement of debt was $2.9 million for the year ended December 31, 1998 with no extraordinary item for the period ended December 31, 1997. The charge consists of $2.4 million of write offs related to the unamortized costs incurred on the issuance of the former Bank Credit Agreement and $2.2 million of fees incurred on the issuance of the Senior Credit Agreement, net of $1.7 million of taxes.

Redeemable Preferred Stock Dividends and Accretion.

         Redeemable preferred stock dividends and accretion increased by $1.3 million to $5.1 million for the year ended December 31, 1998 from $3.8 million for the period ended December 31, 1997. The increase is attributable to twelve months in 1998 versus ten months in 1997 and higher average outstanding balances during 1998.

Net Loss Applicable to Common Stock.

         Net loss applicable to common stock decreased by $4.7 million to $6.9 million for the year ended December 31, 1998 from a loss of $11.6 million for the period ended December 31, 1997 due to the reasons outlined above.

Liquidity and Capital Resources

         As of December 31, 1999, the Company had $3.9 million in cash balances and net working capital of approximately $4.1 million. The Company's primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows provided by operating activities decreased by $7.8 million to $6.1 million for the year ended December 31, 1999 from $13.9 million for the year ended December 31, 1998. The Company made interest and film payments of $20.6 million and $6.4 million, respectively, during the year ended December 31, 1999 compared to $16.3 million and $5.7 million, respectively for the year ended December 31, 1998.

         Net cash flows used in investing activities decreased by $103.3 million to $34.0 million for the year ended December 31, 1999 from $137.3 million for the year ended December 31, 1998. In 1999, the Company purchased WUPW for approximately $74.5 million, spent $5.8 million on capital expenditures and generated $46.0 million for the sale of WROC.

         Net cash flows provided by financing activities decreased by $100.6 million to $26.5 million for the year ended December 31, 1999 from $127.1 million for the year ended December 31, 1998. In 1999, the Company received a capital contribution of $15.0 million from Sunrise, sold $61.4 million of redeemable preferred stock Series B, redeemed $37.5 million of redeemable preferred stock Series B, paid $1.2 million of dividends on redeemable preferred stock Series B and decreased borrowings under the Senior Credit Agreement by a net of $11.3 million.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the 11% Senior Subordinated Notes (Senior Subordinated Notes), working capital needs, the funding of capital expenditures and potential acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinated Notes and intends to do so in order to fund future acquisitions as part of its business strategy. The Company has historically funded acquisitions through a combination of borrowings and the receipt of capital contributions from Sunrise.

         Principal and interest payments under the Senior Credit Agreement and the Senior Subordinated Notes will represent significant liquidity requirements for the Company in the future. Loans under the Senior Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Credit Agreement and the Senior Subordinated Notes limit the Company's ability to pay cash dividends prior to 2002. The Senior Credit Agreement and the Senior Subordinated Notes impose certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make restricted payments, consummate certain asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Sunrise, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

         In 1997, the Company completed a private placement of $100.0 million principal amount of its Senior Subordinated Notes, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million Term Loan Facility and $65.0 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At December 31, 1999, the Company had outstanding $98.5 million on the term loan facility and $1.25 million under the revolving loan facility.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. Any loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial operating maintenance covenants including a maximum consolidation leverage ratio (currently 7.0:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.3:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overheard.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At December 31, 1999, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

         On March 1, 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30.0 million, or $100 per share, which are entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Subordinated Notes and the Senior Credit Agreement prohibit the payment of cash dividends until May 31, 2002.

         On February 5, 1999, the Company entered into an agreement (the Preferred Agreement) to sell up to $90.0 million of Redeemable Preferred Stock Series B to finance acquisitions by the Company from time to time. An aggregate of $37.5 million of Redeemable Preferred Stock was sold on February 5, 1999 to finance the acquisition of WUPW ($35.0 million) and to fund an escrow account ($2.5 million) to pay dividends on such Redeemable Preferred Stock Series B. On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement by borrowing $21.0 million under the Senior Credit Agreement, receiving a $15.0 million capital contribution from Sunrise and using $1.5 million in available cash. The borrowing availability under the Preferred Agreement was cancelled.

         On December 30, 1999, the Company issued and sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25.0 million. Each share is entitled to quarterly dividends that will accrue at a 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002.

         The Certificates of Designation for the Redeemable Preferred Stock Series A and B contain covenants customary for comparable securities including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the Senior Subordinated Notes.

         Based on the current level of operations, anticipated future internally generated growth, additional borrowings under the Senior Credit Agreement and additional equity contributions from Sunrise, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments, and have funds available for additional acquisitions. The Company's future operating performance and ability to service or refinance the Senior Subordinate Notes and to extend or refinance the Senior Credit Agreement and Redeemable Preferred Stock Series A and B will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and significant equity capital, and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

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

         The Company was exposed to minimal market risk related to interest rates as of December 31, 1999. The Company's Senior Subordinate Debt is fixed at 11% and is due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275% at December 31, 1999. On February 9, 1999, the Company entered into a two-year interest rate swap agreement, which was extendable by either party for an additional two years, to reduce the impact of changing interest rates on $40.0 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.06% plus applicable borrowing margin. Due to the issuance by the Company on December 30, 1999 of $25.0 million of Redeemable Preferred Stock Series B to Sunrise and the subsequent reduction in outstanding balances under the Senior Credit Agreement, the Company terminated the swap agreement, but simultaneously entered into a new swap agreement that fixed the interest rate on $25.0 million of its floating rate borrowings for 18 months at 5%, plus the applicable borrowing margin (currently 2.125%), for an overall borrowing rate of 7.125% at December 31, 1999. The variable interest rates on these interest rate swap contracts are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the operations of the Company. The counter party to the new interest rate swap agreement is one of the lenders under the Senior Credit Agreement.

Capital Expenditures

         Capital expenditures were $5.8 million and $5.6 million for the years ended December 31, 1999 and 1998, respectively. Maintenance capital expenditures for the Company are estimated to be approximately $6.0 million per year beginning in 2000. In addition, we anticipate that the adoption of digital television will require a minimum capital expenditure of approximately $1.5 to $2.5 million per station to develop facilities necessary for transmitting a digital signal with the initial expenditures beginning in 2000.

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

Current Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not determined what effect this statement will have on the Company's consolidated financial statements.

Network Affiliation Agreements

         In July 1999, the FOX Network entered into an agreement with WNAC and WUPW which required these affiliates to buy prime time spots from the FOX network. The Company's agreements with Fox Network commenced on July 15, 1999 and will terminate on June 30, 2002. Finalization of WNAC's network agreement is pending. As a result of these agreements, the Company does not expect its operating income with respect to such stations to decrease by a significant amount.

         In July 1999, the ABC Network entered into an agreement with WDTN-TV which required that WDTN contribute approximately $0.3 million to the network in return for additional prime time spots. The agreement contains certain additional items related to children clearances, NFL inventory, the Soap

Channel cable revenue sharing, entertainment, sports and news exclusivity. The agreement has a term of three years beginning August 1, 1999. As a result of this agreement, the Company does not expect its operating income with respect to WDTN to decrease by a significant amount.

FCC Issues

         On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the FCC Ownership Rules). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to the Company.

         The FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area (DMA) provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The new rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to once again demonstrate compliance with the new rules. Lastly, the new rules authorize the common ownership of television stations with overlapping signal contours as long as the stations to be commonly owned are located in different DMAs.

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

         The FCC made other changes to its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules (the Attribution Rules). Under the new Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

         The FCC also declared that local marketing agreements (LMAs) now will be attributable interests for purposes of the FCC Ownership Rules. The FCC will grandfather LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

         Finally, the FCC eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         It is difficult to assess how these changes in the FCC ownership restrictions will affect the Company's broadcast business.

         The recent changes to the FCC Ownership Rules may effect the Company's relationship with Smith Acquisition Company (SAC). The Company owns a substantial non-voting equity stake in SAC, which, together with a wholly owned subsidiary, owns WNAC-TV, Providence, Rhode Island, and WTOV-TV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC has become attributable. Accordingly, the Company, and parties to the Company, must consider whether its other broadcast interests, when viewed in combination with those of SAC, are consistent with all relevant FCC Ownership Rules. The Company is in the process of conducting that review. To the extent the recent changes require the Company to modify its broadcast interests or ownership structure, the Company expects to act as necessary to remain in compliance with all relevant FCC Ownership Rules.

         With the changes in the FCC Ownership Rules, the Company no longer needs to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations is now consistent with the Commission's Rules.

         On October 2, 1999, AMFM Inc. (AMFM) entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. (Clear Channel) and CCU Merger Sub, Inc. (Merger Sub), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of Clear Channel (the AMFM Merger). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity. The Company is in the process of analyzing the impact of this AMFM Merger on the Company's operations and regulatory obligations.

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

         In October of 1998, Company management initiated a company-wide program to prepare the Company's operations for the year 2000. The Company's program consisted of two phases. The first phase was an assessment of the Company's systems with respect to year 2000 compliance and the formulation of an action plan. During the assessment phase, the Company reviewed individual applications, as well as the computer hardware and satellite delivery systems. The assessment included information technology ("IT") and non-information technology systems. A comprehensive review and inventory was completed in the first quarter of 1999. This phase involved an assessment of the readiness of third party vendors and suppliers. The Company issued year 2000 readiness questionnaires to vendors. However, responses to these inquiries were limited or qualified. The assessment of the Company's IT and non-IT systems, and an action plan for remediation was substantially completed by June 30, 1999. The second phase of the Company's program was the implementation and testing of the remediations required based upon the conclusions reached from the assessments completed during the first phase.

         It is difficult for the Company to estimate all costs incurred to date related specifically to remediating year 2000 issues, since the Company has been replacing and enhancing its computer systems in the ordinary course of business. Total expenditures at December 31, 1999 amount to less than $2.0 million for the replacement and enhancement of these systems. Estimated future costs of remediation, if any, are not considered material to the Company's financial position and results of operations.

         To date, the Company has not experienced any significant computer or system problems during the first months of the year 2000 and has not recorded any reserve for future liability related to year 2000 readiness.

         The preceding Year 2000 disclosure is designated a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

PRO FORMA BASIS

         The pro forma financial information presents the results of operations of the Stations owned by the Company at December 31, 1999. The following pro forma financial information is not indicative of the actual results that would have been achieved had each station been owned on January 1, 1998, nor is it indicative of future results of operations.

Pro Forma Net Revenues.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.

                                                     Years Ended December 31,
                                                     ------------------------

                                               1999                            1998
                                               ----                            ----
                                         $              %               $               %
                                     --------         -----          --------         -----
Gross revenues:
   Local                             $ 48,260          53.0%         $ 50,216          51.6%
   National                            29,277          32.1%           27,863          28.6%
   Political                              462            .5%            4,594           4.7%
   Network Compensation                 5,214           5.7%            5,497           5.7%
   Joint Operating Agreements           3,622           4.0%            4,300           4.4%
   Trade and Barter                     2,833           3.1%            3,188           3.3%
   Other                                1,440           1.6%            1,663           1.7%
                                     --------         -----          --------         -----
         Total Gross                   91,108         100.0%           97,321         100.0%
Agency and National
   Representative Commissions         (11,778)        (12.9%)         (12,847)        (13.2%)
                                     --------         -----          --------         -----
         Net Revenues                $ 79,330          87.1%         $ 84,474          86.8%
                                     ========         =====          ========         =====

Pro Forma Results of Operations

         Set forth below is a summary of the pro forma results of operations of the Company for the periods indicated and their percentages of net revenue.

                                                              Years Ended December 31,
                                                              ------------------------

                                                         1999                          1998
                                                         ----                          ----

                                                               % of Net                        % of Net
                                                   $           Revenues           $            Revenues
                                               --------        --------        --------        --------

Net Revenues:                                  $ 79,330         100.0%         $ 84,474         100.0%

Operating Expenses:
   Station Operating                             24,170          30.5%           23,908          28.3%
   Selling, General and Administrative           18,866          23.8%           19,726          23.4%
   Trade and Barter                               2,896           3.7%            2,969           3.5%
   Depreciation                                  13,182          16.6%           12,318          14.6%
   Amortization                                  22,718          28.6%           22,113          26.2%
   Corporate Expenses                             3,500           4.4%            3,500           4.1%
                                               --------         -----          --------         -----
Total Operating Expenses                         85,332         107.6%           84,534         100.1%
                                               --------         -----          --------         -----
         Operating Loss                        $ (6,002)         (7.6)%        $    (60)         (0.1)%
                                               ========         =====          ========         =====

Pro Forma Broadcast Cash Flow and EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.

                                               Years Ended December 31,
                                               ------------------------

                                                1999            1998
                                                ----            ----

Operating Loss                                $ (6,002)       $    (60)
Add:
  Amortization of Program Rights                 5,818           6,034
  Depreciation of Property and Equipment        13,182          12,318
  Amortization of Intangibles                   22,718          22,113
  Corporate Expenses                             3,500           3,500
Less:  Payments for Program Rights              (5,938)         (6,471)
                                              --------        --------
Broadcast Cash Flow                             33,278          37,434
Less:  Corporate Expenses                       (3,500)         (3,500)
                                              --------        --------
EBITDA                                        $ 29,778        $ 33,934
                                              ========        ========
Margins:
   Broadcast Cash Flow                            41.9%           44.3%
                                              ========        ========
   EBITDA                                         37.5%           40.2%
                                              ========        ========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275% at December 31, 1999.

         On February 9, 1999, the Company entered into a two-year interest rate swap agreement, which was extendable by either party for an additional two years, to reduce the impact of changing interest rates on $40.0 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.06% plus applicable borrowing margin. Due to the issuance by the Company on December 30, 1999 of $25.0 million of Redeemable Preferred Stock Series B to Sunrise and the subsequent reduction in outstanding balances under the Senior Credit agreement, the Company was forced to terminate the swap agreement, but simultaneously entered into a new swap agreement that fixed the interest rate on $25.0 million of its floating rate borrowings for 18 months at 5% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.125% at December 31, 1999.

         The variable interest rates on both contracts are based upon the three month LIBOR and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the consolidated financial statements of the Company. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

PART III

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Certified Public Accountants

To the Stockholder of STC Broadcasting, Inc.:

We have audited the accompanying consolidated balance sheets of STC Broadcasting, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1999 and 1998, and the ten months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STC Broadcasting, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Tampa, Florida
February 18, 2000

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      December 31,
                                                                      ------------
                                                                 1999             1998
                                                                 ----             ----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                 $   3,909       $   5,347
     Accounts receivable, net of allowance for
          doubtful accounts of approximately $546
          and $504, respectively                                  15,195          16,198
     Current portion of program rights                             6,356           7,770
     Other current assets                                          1,407           1,191
                                                               ---------       ---------
         Total current assets                                     26,867          30,506

PROPERTY AND EQUIPMENT, net                                       72,705          82,179

INTANGIBLE ASSETS, net                                           264,196         250,644

OTHER ASSETS, net                                                 20,405          21,183
                                                               ---------       ---------

         Total assets                                          $ 384,173       $ 384,512
                                                               =========       =========


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                          $   5,443       $   6,812
     Accrued expenses                                              5,745           6,075
     Current portion of long-term debt                             5,000           1,500
     Current portion of program rights payable                     6,534           8,230
                                                               ---------       ---------
         Total current liabilities                                22,722          22,617

LONG-TERM DEBT, net of current portion                           194,750         209,500

DEFERRED TAXES                                                    17,960          25,485

PROGRAM RIGHTS PAYABLE, net of current portion                    10,815          10,817

REDEEMABLE PREFERRED STOCK                                        67,501          37,364

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share, 1,000 shares
          authorized, issued and outstanding                          --              --

     Additional paid-in capital                                  112,212          97,212

     Accumulated deficit                                         (41,787)        (18,483)
                                                               ---------       ---------

         Total stockholder's equity                               70,425          78,729
                                                               ---------       ---------

         Total liabilities and stockholder's equity            $ 384,173       $ 384,512
                                                               =========       =========


          See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                              Years Ended          Ten Months Ended
                                                              -----------          ----------------
                                                              December 31,           December 31,
                                                              ------------           ------------
                                                          1999           1998            1997
                                                          ----           ----            ----
NET REVENUES:
     Broadcasting spot revenues, net of agency and
         national representative commissions of
         $12,080, $11,162 and $6,244, respectively      $ 67,664       $ 56,867       $ 31,450
     Network compensation                                  5,340          4,809          2,612
     Income from joint operating agreement                 3,622          2,522             --
     Trade and barter                                      2,913          1,999          1,518
     Other                                                 1,618            926            651
                                                        --------       --------       --------
         Total net revenues                               81,157         67,123         36,231
                                                        --------       --------       --------
OPERATING EXPENSES:
    Station operating                                     25,144         20,696         11,539
    Selling, general and administrative                   19,322         15,447          8,212
    Trade and barter                                       2,947          1,915          1,390
    Depreciation of property and equipment                13,405          8,207          3,475
    Amortization of intangibles and other assets          22,984         16,826          9,159
    Corporate expenses                                     3,499          2,347          1,402
                                                        --------       --------       --------
         Total operating expenses                         87,301         65,438         35,177
                                                        --------       --------       --------

OPERATING INCOME (LOSS)                                   (6,144)         1,685          1,054
                                                        --------       --------       --------

OTHER INCOME (EXPENSE):
    Interest expense                                     (20,635)       (16,301)        (9,502)
    Gain on sale of WROC-TV                                4,500             --             --
    Gain on asset swap                                        --         17,457             --
    Expenses incurred in cancelled debt offering            (825)            --             --
    Other (expense) income, net                             (302)            42            329
                                                        --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY ITEM                               (23,406)         2,883         (8,119)

INCOME TAX (PROVISION) BENEFIT                             7,525         (1,823)           299
                                                        --------       --------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  (15,881)         1,060         (7,820)

EXTRAORDINARY LOSS FROM EARLY RETIREMENT
     OF DEBT, NET OF INCOME TAX BENEFIT
     OF $1,726                                                --         (2,860)            --
                                                        --------       --------       --------

NET LOSS                                                 (15,881)        (1,800)        (7,820)

REDEEMABLE PREFERRED STOCK
    DIVIDENDS AND ACCRETION                               (7,423)        (5,100)        (3,763)
                                                        --------       --------       --------

NET LOSS APPLICABLE TO COMMON STOCK                     $(23,304)      $ (6,900)      $(11,583)
                                                        ========       ========       ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     Loss applicable to common stock excluding
          extraordinary item                            $(23,304)      $ (4,040)      $(11,583)
     Extraordinary item                                       --         (2,860)            --
                                                        --------       --------       --------
NET LOSS APPLICABLE TO COMMON STOCK                     $(23,304)      $ (6,900)      $(11,583)
                                                        ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                         1,000          1,000          1,000
                                                        ========       ========       ========


          See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                                                             Total
                                                Common      Additional    Accumulated     Stockholder's
                                                 Stock   Paid-in Capital    Deficit          Equity
                                                -------------------------------------------------------

Beginning balance                               $   --      $     --       $      --       $     --

Net loss applicable to common
         stock for the ten months
         ended December 31, 1997                    --            --         (11,583)       (11,583)

Issuance of common stock,
         net of expenses                            --        49,012              --         49,012

Capital contribution by Sunrise
         Television Corp.                           --        15,000              --         15,000
                                                ------      --------        --------       --------

Balance, December 31, 1997                          --        64,012         (11,583)        52,429

Net loss applicable to common
         stock for the year ended
         December 31, 1998                          --            --          (6,900)        (6,900)

Capital contribution by
         Sunrise Television Corp.,
         net of expenses                            --        33,200              --         33,200
                                                ------      --------        --------       --------

Balance, December 31, 1998                          --        97,212         (18,483)        78,729

Net loss applicable to common
   stock for the year ended
   December 31, 1999                                --            --         (23,304)       (23,304)

Capital contribution by
   Sunrise Television Corp.,
   net of expenses                                  --        15,000              --         15,000
                                                ------      --------        --------       --------

Balance, December 31, 1999                      $   --      $112,212        $(41,787)      $ 70,425
                                                ======      ========        ========       ========


          See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                          Years Ended           Ten Months Ended
                                                                                          December 31,            December 31,
                                                                                      1999            1998            1997
                                                                                    --------       ---------       ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(15,881)      $  (1,800)      $  (7,820)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
         Depreciation of property and equipment                                       13,405           8,207           3,475
         Amortization of intangibles and other assets                                 22,984          16,826           9,159
         Amortization of program rights                                                6,178           5,696           3,214
         Payments on program rights payable                                           (6,358)         (5,679)         (3,314)
         Gain on sale of WROC                                                         (4,500)             --
         Gain on asset swap                                                               --         (17,457)             --
         Loss (gain) on disposal of property and equipment                               387             144             (46)
         Extraordinary loss on early retirement of debt                                   --           4,586              --
         Deferred income tax provision (benefit)                                      (7,525)             97            (299)
     Changes in operating assets and liabilities, net of effects from acquired stations:
         Accounts receivable                                                           1,667           1,134          (2,430)
         Other current assets                                                           (606)            812            (660)
         Accounts payable and accrued expenses                                        (3,664)          1,314           3,827
                                                                                    --------       ---------       ---------

              Net cash provided by operating activities                                6,087          13,880           5,106
                                                                                    --------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Jupiter/Smith stations                                                --              --        (163,176)
     Acquisition of WJAC, Incorporated                                                    --              --         (36,077)
     Net assets acquired in Hearst transactions                                           --         (58,408)             --
     Acquisition of KRBC/KACB                                                             --          (8,172)             --
     Acquisition of Meyer stations                                                        --         (65,259)             --
     Acquisition of WUPW                                                             (74,487)             --              --
     Proceeds from sale of WROC                                                       46,000              --              --
     Capital expenditures                                                             (5,781)         (5,573)         (2,848)
     Proceeds from the disposal of property and equipment                                242              63             115
     Other                                                                                37              92              --
                                                                                    --------       ---------       ---------

              Net cash used in investing activities                                  (33,989)       (137,257)       (201,986)
                                                                                    --------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowing under senior credit agreement                            62,000         128,000         107,800
     Proceeds from senior subordinated notes                                              --              --         100,000
     Repayment of senior credit agreement                                            (73,250)        (31,500)        (93,300)
     Proceeds from sale of redeemable preferred stock Series A, net                       --              --          28,500
     Proceeds from sale of common stock, net                                              --              --          49,012
     Capital contribution of cash by parent, net                                      15,000          33,200          15,000
     Proceeds from Hearst loan                                                            --          70,000              --
     Repayment of Hearst loan                                                             --         (70,000)             --
     Deferred debt financing costs and
         corporate organization costs                                                     --            (443)         (8,500)
     Payment of loan fees on senior credit agreement                                      --          (2,165)             --
     Proceeds from sale of redeemable preferred stock
         Series B, net of expenses                                                    61,405              --              --
     Payment of redeemable preferred stock dividend Series B                          (1,191)             --              --
     Retirement of redeemable preferred stock Series B                               (37,500)             --              --
                                                                                    --------       ---------       ---------
         Net cash provided by financing activities                                    26,464         127,092         198,512
                                                                                    --------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,438)          3,715           1,632
CASH AND CASH EQUIVALENTS, beginning balance                                           5,347           1,632              --
                                                                                    --------       ---------       ---------
CASH AND CASH EQUIVALENTS, ending balance                                           $  3,909       $   5,347       $   1,632
                                                                                    ========       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Non cash items:
         Accrued preferred dividends and accretion                                  $  6,233       $   5,100       $   3,763
         Exchange offer on Senior Subordinated Notes                                $     --       $      --       $ 100,000
         New program contracts                                                      $  6,112       $   1,219       $   3,707
     Cash paid for interest                                                         $ 20,613       $  16,305       $   6,229


          See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND NATURE OF OPERATIONS:

         The accompanying financial statements present the consolidated financial statements of STC Broadcasting, Inc. and subsidiaries (the Company). STC Broadcasting, Inc. was incorporated on November 1, 1996, in the state of Delaware, commenced operations on March 1, 1997, and is a wholly owned subsidiary of Sunrise Television Corp. (Sunrise). All of the common stock of Sunrise is owned by Sunrise Television Partners, L.P., of which the managing general partner is Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated (Hicks Muse). The Company operates the following commercial television stations (the Stations) at December 31, 1999:

STATION           ACQUISITION DATE             DESIGNATED MARKET AREA               NETWORK AFFILIATION
-------           ----------------             ----------------------               -------------------

WEYI              March 1, 1997                Flint-Saginaw-Bay City,                       NBC
                                                       Michigan
WTOV              March 1, 1997                Wheeling, West Virginia                       NBC
                                                       and Steubenville, Ohio
WJAC              October 1, 1997              Johnstown, Altoona, State                     NBC
                                                       College, Pennsylvania
KRBC              April 1, 1998                Abilene-Sweetwater, Texas                     NBC
KACB              April 1, 1998                San Angelo, Texas                             NBC
WDTN              June 1, 1998                 Dayton, Ohio                                  ABC
WNAC              June 1, 1998                 Providence, Rhode Island and
                                                       New Bedford, Massachusetts            FOX
KVLY              November 1, 1998             Fargo, North Dakota                           NBC
KFYR              November 1, 1998             Bismarck, North Dakota                        NBC
KUMV              November 1, 1998             Williston, North Dakota                       NBC
KMOT              November 1, 1998             Minot, North Dakota                           NBC
KQCD              November 1, 1998             Dickinson, North Dakota                       NBC
WUPW              February 1, 1999             Toledo, Ohio                                  FOX

         Various subsidiaries hold the assets of the Stations. One subsidiary, Smith Acquisition Company (SAC) has a one percent equity interest controlled by Smith Broadcasting Group, Inc., (SBG). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. SBG's interest in SAC, which includes the assets of WTOV and WNAC, represents an insignificant portion of the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying consolidated financial statements include the consolidated accounts of the Company. All material intercompany items and transactions have been eliminated.

Reclassifications

         Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the current year's presentation.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Concentration of Risk and Accounts Receivable

         The Company serves the markets shown in Note 1 and accordingly, the revenue potential of the Company is dependent on the economy in these markets. The Company monitors the collectibility of its accounts receivable through continuing credit evaluations. Credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. Total provision for losses on doubtful accounts amounted to approximately $403, $351 and $34 for the years ended December 31, 1999 and 1998, and the ten months ended December 31, 1997, respectively.

Program Rights

         The Company has agreements with distributors for the rights to television programming over contract periods which generally run from one to four years. Each contract is recorded as an asset and liability when the license agreement is signed or committed to by the Company. Program rights and the corresponding obligation are classified as current or long-term based on the estimated usage and payment terms.

         The capitalized cost of program rights for one-time only programs is amortized on a straight-line basis over the period of the program rights agreements. The capitalized cost of program rights for multiple showing syndicated program material is amortized on an accelerated basis over the period of the program rights agreements. Program rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. Payments of program rights liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

         The following table summarizes program barter revenue and trade revenue.

                                   Years Ended                 Ten Month
                                   -----------                 ---------
                                   December 31,              Period Ended
                                   ------------              ------------
                               1999          1998         December 31, 1997
                               ----          ----         -----------------

Program barter revenue        $1,835        $1,261              $  937
Trade revenue                  1,078           738                 581
                              ------        ------              ------
Total                         $2,913        $1,999              $1,518
                              ======        ======              ======

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property and Equipment

         Property and equipment of the Stations acquired were recorded at the estimate of fair value based upon independent appraisals, and property and equipment acquired subsequent thereto is recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

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

         The major classes of property and equipment are as follows:

                                                             December 31,
                                                             ------------
                                                         1999             1998
                                                         ----             ----

Land and improvements                                  $  3,313         $  3,932
Buildings and improvements                               12,746           13,729
Broadcast equipment                                      69,799           68,083
Vehicles                                                  2,155            1,767
Furniture and computers                                   5,487            4,537
                                                       --------         --------
                                                         93,500           92,048
Less: accumulated depreciation and amortization         (20,795)          (9,869)
                                                       --------         --------
Property and equipment, net                            $ 72,705         $ 82,179
                                                       ========         ========

Intangible Assets

         Intangible assets consist principally of values assigned to the Federal Communications Commission (FCC) licenses and network affiliation agreements of the Stations. Intangible assets are being amortized on the straight-line basis over 15 years.

Intangible assets consist of the following:

                                                    December 31,
                                                    ------------
                                                1999            1998
                                                ----            ----

FCC licenses                                 $ 93,868         $ 76,438
Network affiliations                          201,285          189,813
Other                                           3,343            3,773
                                             --------         --------
                                              298,496          270,024
Less: Accumulated amortization                (34,300)         (19,380)
                                             --------         --------
Intangible assets, net                       $264,196         $250,644
                                             ========         ========

Other Assets

         Other assets consist of values assigned to deferred financing and acquisition costs and the non-current portion of program rights. Deferred financing costs are amortized over the applicable loan period (seven or ten years) on a straight-line basis, and deferred acquisition and organization costs are amortized over a five year period on a straight-line basis.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other assets consist of the following:

                                                           December 31,
                                                           ------------
                                                       1999             1998
                                                       ----             ----
Deferred financing and acquisition costs, net
   of accumulated amortization of $4,754
   and $2,270, respectively                          $ 10,082         $ 11,016
Program rights, net of current portion                 10,323           10,167
                                                     --------         --------
                                                     $ 20,405         $ 21,183
                                                     ========         ========

Revenue Recognition

         The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast and are net of agency and national representative commissions.

Joint Operating Agreement

         The Company has a Joint Marketing and Programming Agreement with Clear Channel Communications (CCC) under which CCC programs certain airtime, including news programming for WNAC and manages the sale of commercial air time on WNAC and WPRI, the CBS station in Providence, for an initial period of ten years commencing July 1, 1996. The Company and CCC each receive 50% of the broadcast cash flow generated by the two stations subject to certain adjustments, as defined. This amount is recorded by the Company in income from joint operating agreement in the accompanying consolidated statements of operations.

Income Taxes

         Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Long-Lived Assets

         Long-lived assets and identifiable intangibles are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount should be addressed. The Company has determined that there has been no impairment in the carrying value of long-lived assets of the Stations, as of December 31, 1999 and 1998.

Fair Value of Financial Instruments

         The book value of all financial instruments approximates their fair value as of December 31, 1999 and 1998.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Common Share

         Net loss per common share is computed as net loss applicable to common stockholder divided by

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the weighted average number of shares of common stock outstanding.

Current Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. Management has not determined what effect this statement will have on the Company's consolidated financial statements.

3. ACQUISITIONS AND DISPOSALS:

1999 Transactions

         On February 5, 1999, the Company acquired substantially all of the assets related to WUPW from Raycom Media, Inc. for approximately $74,487. WUPW, Channel 36, is the UHF FOX-affiliated television station serving the Toledo, Ohio market. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting and include the results of operations from February 5, 1999. The acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The approximate purchase price was allocated as follows:

         Property and equipment               $ 4,688
         Intangibles                           70,119
         Working Capital                         (320)
                                              -------
                                              $74,487
                                              =======

         The acquisition was funded with $40,000 of borrowing under the Senior Credit Agreement (see Note 6) and the sale of $35,000 Redeemable Preferred Stock Series B (see Note 7).

         On March 3, 1999, the Company, STC License Company, a subsidiary of the Company, and Nexstar Broadcasting of Rochester, Inc. (Nexstar) entered into an asset purchase agreement (the Rochester Agreement) to sell to Nexstar the television broadcast license and operating assets of WROC, Rochester New York for approximately $46,000 subject to adjustment for certain customary proration amounts. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43,000 and entered into a Time Brokerage Agreement with Nexstar under which Nexstar programmed most of the available time of WROC and retained the revenues from the sale of advertising time through the license closing on December 23, 1999. The Company recognized a gain of $4,500 from the sale.

         The results of operations for the years ended December 31, 1999 and 1998, include operations of each station acquired from the respective date of acquisition and exclude operations after stations have been disposed. The following table summarizes the unaudited condensed consolidated pro forma results of operations for the years ended December 31, 1999 and 1998 assuming the WUPW acquisition and the WROC sale had occurred on January 1, 1998.

                                                 Unaudited         Unaudited
                                                    1999              1998
                                                    ----              ----

Net revenues                                     $ 79,330          $ 67,141
Operating income (loss)                          $ (6,002)         $  2,387
Net income (loss) after tax benefit              $(19,030)         $    814
Net loss applicable to common stock              $(26,635)         $ (6,561)
Net loss per share                               $(26,635)         $ (6,561)
Average share outstanding                           1,000             1,000

         The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had each of the Stations been acquired at the beginning of 1998, nor is it indicative of the future results of operations.

1998 Transactions

         On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company (ARTC) for approximately $8,172. ARTC operated television stations KRBC and KACB, NBC affiliates for Abilene and San Angelo, Texas. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting and include the results of operations from April 1, 1998. The acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The approximate purchase price was allocated as follows:

         Property and equipment                   $ 5,503
         Intangible assets                          6,570
         Working capital                              303
         Deferred taxes                            (4,204)
                                                  -------
                                                  $ 8,172
                                                  =======

         The acquisition was funded by borrowings under the Credit Agreement (see Note 6).

         In a series of transactions, the Company acquired certain assets from Hearst-Argyle Stations, Inc., (Hearst) through transactions structured as an exchange of assets (the Hearst Transaction). On February 3, 1998, the Company agreed to acquire WPTZ, WNNE, and a local marketing agreement (LMA) for WFFF from Sinclair Broadcast Group, Inc. for $72,000, with the intention of using these assets in the Hearst Transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the FOX affiliate serving the Burlington, Vermont and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW, the NBC affiliate in Salinas, California, WPTZ and WNNE for WDTN, the ABC affiliate in Dayton, Ohio, WNAC, the FOX affiliate in Providence, Rhode Island, WNAC's interest in a Joint Marketing Programming Agreement with WPRI, the CBS affiliate in Providence, Rhode Island, and approximately $22,000 in cash. On April 24, 1998, the Company completed a purchase of non-license assets (all operating assets other than FCC licenses and other minor equipment) of WPTZ, WNNE and WFFF for $70,000. WFFF was sold by the Company to a related party on April 24, 1998 (see Note 8). Under the purchase method of accounting, the accompanying financial statements reflect the results of operations of WPTZ and WNNE for the period April 24, 1998 to May 31, 1998. Funds to complete the acquisition of WPTZ, WNNE, and WFFF were provided by Hearst. The assets acquired were pledged to Hearst under the related loan agreement which was repaid on July 3, 1998, the date the transaction closed.

         On June 1, 1998, the Company contractually received the benefits of the operation of stations WDTN, and WNAC and WNAC's joint operating agreement with WPRI. The accompanying consolidated financial statements reflect the asset swap using the purchase method of accounting and include the

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

results of operations from June 1, 1998. The Company recorded a book gain of approximately $17,457 on the asset swap.

         The fair value of the WDTN and WNAC assets were allocated as follows:

         Property and equipment                  $ 19,615
         Intangible assets                         93,892
         Working capital                            3,084
                                                 --------
                                                 $116,591
                                                 ========

         The asset swap was funded by borrowings of $72,500 under the Senior Credit Agreement, $10,400 of additional contributed capital from Sunrise and available cash.

         On November 1, 1998, the Company acquired substantially all of the assets of KVLY, KFYR, KUMV, KMOT, and KQCD (the Meyer Stations) from Meyer Broadcasting for approximately $65,259. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting and include results of operations from November 1, 1998. The acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The purchase price was allocated as follows:

         Property and equipment                   $32,615
         Intangible assets                         33,568
         Working capital                             (924)
                                                  -------
                                                  $65,259
                                                  =======

         The acquisition was funded by $43,500 of borrowing under the Senior Credit Agreement, $22,800 of additional contributed capital from Sunrise and available cash on hand.

1997 Transactions

         On March 1, 1997 , the Company acquired substantially all of the assets of WEYI, WROC, KSBW, and WTOV (the Jupiter/Smith Stations) from Jupiter/Smith TV Holdings, L.P. and Smith Broadcasting Partners, L.P. for approximately $163,176. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The purchase price was allocated as follows:

         Property and equipment                   $ 26,921
         Intangible assets                         130,530
         Working capital                             5,725
                                                  --------
                                                  $163,176
                                                  ========

         The acquisition was funded by $90,800 in borrowings under the Credit Agreement and the sale of preferred and common stock in the approximate amount of $77,500.

         On October 1, 1997, the Company acquired 100% of the outstanding stock of WJAC, Incorporated (WJAC) for approximately $36,078. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting. Accordingly, the acquired assets and assumed

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

liabilities were recorded at fair value as of the date of acquisition. The purchase price was allocated as follows:

         Property and equipment                   $ 9,777
         Intangible assets                         48,534
         Working capital                             (825)
         Deferred taxes                           (21,408)
                                                  -------
                                                  $36,078
                                                  =======

         The acquisition was funded by $17,000 of borrowing under the Credit Agreement, $15,000 of additional contributed capital from Sunrise, and available cash on hand.

4. ACCRUED EXPENSES:

         Accrued expenses consist of the following:

                                                          December 31,
                                                          ------------
                                                      1999            1998
                                                      ----            ----

         Interest                                   $  3,291        $  3,269
         Compensation                                  1,483           1,530
         National representative fees                    120             316
         Property taxes                                  363             346
         Professional fees                               221             210
         Other                                           267             404
                                                    --------        --------
         Total                                      $  5,745        $  6,075
                                                    ========        ========


5. OBLIGATIONS FOR PROGRAM RIGHTS:

         The aggregate scheduled maturities of program rights obligations subsequent to December 31, 1999 are as follows:


                           Year                              Amount
                           ----                              ------

                           2000                             $ 6,534
                           2001                               4,565
                           2002                               3,326
                           2003                               1,296
                           2004                                 968
                           Thereafter                           660
                                                            -------
                                                             17,349
                           Less: Current portion              6,534
                                                            -------
                           Long-term portion of
                              program rights payable        $10,815
                                                            =======

6. LONG-TERM DEBT:

         To finance the Jupiter/Smith acquisition described in Note 3, the Company entered into a Credit Agreement with Chase Manhattan Bank and NationsBank of Texas, N.A., (the Credit Agreement), as agents for borrowings up to $95,000. The Credit Agreement provided for: (i) a seven-year term loan facility in the amount of $60,000 (the Term Loan Facility); and (ii) a seven-year revolving credit facility in the amount of $35,000 (the Revolving Credit Facility) both expiring on February 27, 2004. On March 25,

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes due March 15, 2007. Proceeds from the sale were used to repay all outstanding borrowings under the Credit Agreement and the Term Loan Facility was cancelled. The remaining net proceeds were available for general working capital purposes. On September 26, 1997, the Company completed an exchange offer in which all the original notes were exchanged for registered 11% Senior Subordinated Notes (Senior Subordinated Notes) of the Company having substantially the identical terms.

         On July 2, 1998, the Company entered into an Amended and Restated Credit Agreement (the Senior Credit Agreement) with various lenders which provides a $100,000 term loan facility and $65,000 revolving credit facility. On July 3, 1998, the Company borrowed $72,500 from the Senior Credit Agreement to fund the amounts owed Hearst under the Hearst Transaction, retire outstanding amounts under the Credit Agreement, pay transaction fees and provide for working capital needs. The Company recorded a pretax extraordinary loss of $4,586 on the retirement of the Credit Agreement. The loss consisted of $2,422 of previously unamortized costs incurred on the Credit Agreement and $2,164 of financing fees paid to the lenders of the Senior Credit Agreement.

         The Senior Credit Agreement bears interest at an annual rate, at the Company's option, equal to the applicable borrowing rate plus the applicable margin as defined in the Senior Credit Agreement (9.375% at December 31, 1999), or the Eurodollar Rate plus the applicable margin as defined in the Senior Credit Agreement (8.305% at December 31, 1999). Interest rates may be reduced in the event the Company meets certain financial tests relating to consolidated leverage.

         The Senior Credit Agreement provides for first priority security interests in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinate Notes contain certain financial and operating maintenance covenants including a maximum consolidation leverage ratio (currently 7.0:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.3:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate expenses.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinate Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At December 31, 1999, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinate Notes.

         On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70,000 of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275% at December 31, 1999. On February 9, 1999, the Company entered into a two year interest rate swap agreement, which was extendable by the other party for an additional two years, to reduce the impact of changing interest rates on $40,000 of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.06% plus the applicable borrowing margin. Due to the issuance by the Company on December 30, 1999 of $25,000 of Redeemable Preferred Stock Series B to Sunrise and the subsequent reduction in outstanding balances under the Senior Credit agreement, the Company terminated the swap agreement, but simultaneously

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

entered into a new swap agreement that fixed the interest rate on $25,000 of its floating rate borrowings for 18 months at 5%, plus the applicable borrowing margin (currently 2.125%), an overall borrowing rate of 7.125% at December 31, 1999. The variable interest rates on these contracts are based upon the three month London Inter Bank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the consolidated financial statements of the Company. The counter party to the new interest rate swap agreement is one of the lenders under the Senior Credit Agreement.

         Interest on the Senior Subordinate Notes is payable semiannually on March 15 and September 15 of each year. The Senior Subordinate Notes will mature on March 15, 2007. Except as described below, the Company may not redeem the Senior Subordinate Notes prior to March 15, 2002. On and after such date, the Company may redeem the Senior Subordinate Notes, in whole or in part, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to March 15, 2000, the Company may, subject to certain requirements, redeem up to 25% of the aggregate principal amount of the Senior Subordinate Notes with the net cash proceeds from one or more Public Equity Offerings at a redemption price equal to 111% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, provided that after any such redemption, at least 75% of the aggregate principal amount of the Senior Subordinate Notes originally issued remain outstanding immediately after each such redemption. The Senior Subordinate Notes will not be subject to any sinking fund requirements. Upon a change of control, as defined, the Company will have the option, at any time on or prior to March 15, 2002, to redeem the Senior Subordinate Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest plus the applicable premium and if the Senior Subordinate Notes are not redeemed or if such change of control occurs after March 15, 2002, the Company will be required to offer to repurchase the Senior Subordinate Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the repurchase date.

         The Senior Subordinate Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Senior Subordinate Notes rank pari passu with any future senior subordinated indebtedness of the Company and will rank senior to all other subordinated indebtedness of the Company. The indenture under which the Senior Subordinate Notes were issued permits the Company to incur additional indebtedness, including senior indebtedness subject to certain limitations.

         Long-term debt consists of the following:

                                                               December 31,
                                                               ------------
                                                          1999          1998
                                                          ----          ----
         Senior Credit Agreement:
                  Term Loan                             $ 98,500      $100,000
                  Revolving Credit Facility                1,250        11,000
         Senior Subordinate Notes                        100,000       100,000
                                                        --------      --------

         Total long-term debt                            199,750       211,000
         Less: current portion                             5,000         1,500
                                                        --------      --------
         Long-term debt, net of current portion         $194,750      $209,500
                                                        ========      ========

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following table shows scheduled payments on long-term debt:

                           Year                  Amount
                           ----                  ------

                           2000                $  5,000
                           2001                   8,000
                           2002                  12,500
                           2003                  17,500
                           2004                  20,000
                           Thereafter           136,750
                                               --------
                                               $199,750
                                               ========

         The following table shows interest expense for the periods indicated:

                                             Years Ended       Ten Months Ended
                                             -----------       ----------------
                                             December 31,         December 31,
                                             ------------         ------------
                                         1999           1998          1997
                                         ----           ----          ----

New Notes                              $11,000        $11,000        $8,464
Credit Agreements                        9,635          4,358         1,030
Hearst-Argyle loan (see Note 3)             --            943            --
Other                                       --             --             8
                                       -------        -------        ------
Total                                  $20,635        $16,301        $9,502
                                       =======        =======        ======

7.  REDEEMABLE PREFERRED STOCK:

         Redeemable Preferred Stock consisted of the following:

                               December 31,
                               ------------
                           1999           1998
                           ----           ----
         Series A        $43,196        $37,364
         Series B         24,305             --
                         -------        -------
                         $67,501        $37,364
                         =======        =======

         Redeemable Preferred Stock dividend and accretion consisted of the following:

                                    Year Ended       Ten Months Ended
                                    ----------       ----------------
                                   December 31,        December 31,
                                   ------------        ------------
                               1999          1998          1997
                               ----          ----          ----

Series A
     Accrued Dividends        $5,696        $4,964        $3,650
     Accretion                   136           136           113
Series B
     Dividends Paid            1,191            --            --
     Accretion                   400            --            --
                              ------        ------        ------
                              $7,423        $5,100        $3,763
                              ======        ======        ======

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Series A

         In connection with the Jupiter/Smith Stations acquisition, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Subordinate Notes and the Senior Credit Agreement prohibit the payment of cash dividends until May 31, 2002.

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

         The Company may, at its option, subject to certain conditions, including its ability to incur additional indebtedness under the Senior Subordinate Notes and the Senior Credit Agreement, on any scheduled dividend payment date, exchange the Redeemable Preferred Stock Series A, in whole but not in part, for the Company's 14% subordinated exchange debentures due 2008 (the Exchange Debentures). Holders of the Redeemable Preferred Stock Series A will be entitled to receive $1.00 principal amount of Exchange Debentures for each $1.00 in liquidation preference of Redeemable Preferred Stock Series A.

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

         The Certificate of Designation for the Redeemable Preferred Stock Series A and the indenture for the Exchange Debentures contain covenants customary for securities comparable to the Redeemable Preferred Stock Series A and the Exchange Debentures, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey, or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the Senior Subordinate Notes.

Series B

         On February 5, 1999, the Company entered into a $90,000 Redeemable Preferred Stock Series B bridge financing agreement (the Preferred Agreement) with three purchasers, two of which are participants in the Senior Credit Agreement, and sold $35,000 or 35,000 shares of Redeemable Preferred Stock Series B to fund the WUPW purchase, and $2,500 or 2,500 shares to fund an escrow account to pay dividends on the stock.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement by a borrowing of $21,000 under the Senior Credit Agreement, a $15,000 capital contribution from Sunrise, and $1,500 of available cash. The availability for selling additional preferred stock under the Preferred Agreement was cancelled.

         On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002.

         The Redeemable Preferred Stock Series B is subject to mandatory redemption in whole on February 28, 2008 at a price equal to the then effective liquidation preference per share plus an amount in cash equal to all accumulated and unpaid dividends per share. Prior to February 28, 2008, the Company can redeem the Redeemable Preferred Stock Series B at the then effective liquidation preference per share plus an amount in cash equal to all accumulated and unpaid dividend per share. In the event of a Change of Control (as defined in the Certificate of Designation for the Redeemable Preferred Stock Series B), the Company must offer to purchase all outstanding shares at the then effective liquidation preference per share plus an amount in cash equal to all accumulated and unpaid dividends per share.

         With respect to dividends and distributions upon liquidation, winding-up and dissolution of the Company, the Redeemable Preferred Stock Series B ranks senior to all classes of common stock of the Company and the Redeemable Preferred Stock Series A of the Company.

         Holders of the Redeemable Preferred Stock Series B have no voting rights, except as otherwise required by law or as expressly provided in the Certificate of Designation for the Redeemable Preferred Stock Series B; however, the holders of the Redeemable Preferred Stock Series B, voting together as a single class, shall have the right to elect the lesser of two directors or 25% of the total number of directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company on or after February 28, 2002, to pay cash dividends in full on the Redeemable Preferred Stock Series B for six or more quarterly dividend periods or the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock Series B or the breach or violation of one or more of the covenants contained in the Certificate of Designation or the failure by the Company to repay at final stated maturity, or the acceleration of the final stated maturity of, certain indebtedness of the Company.

         The Certificate of Designation for the Redeemable Preferred Stock Series B contains covenants customary for securities comparable to the Redeemable Preferred Stock Series B, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the Senior Subordinated Notes.

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

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be, provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received, and to be received, by Sunrise and the Company. Total payments related to this agreement amounted to approximately $233, $201 and $139 for the years ended December 31, 1999, 1998 and the ten months ended December 31, 1997, respectively.

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the Financial Advisory Agreement) pursuant to which Hicks Muse Partners received a financial advisory fee of 1.5% of the transaction value at the closing of the Jupiter/Smith acquisition as compensation for its services as financial advisor to the Company. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" for each "add-on transaction" in which the Company is involved. The term "transaction value" means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. Total fees paid under this agreement for the years ended December 31, 1999, 1998 and the ten month period ended December 31, 1997 were $1,764, $2,723 and $3,356, respectively, and were capitalized as cost of acquisition or netted against preferred stock.

         On March 1, 1997, affiliates of Hicks Muse purchased 250,000 shares of the Redeemable Preferred Stock Series A for a purchase price of approximately $24,100 (or 96.5% of the initial liquidation preference of such shares) and received in connection therewith warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchaser of the Redeemable Preferred Stock Series A and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants.

         The Company has elected to participate in a Hicks Muse affiliate insurance program which covers vehicles, buildings, equipment, libel and slander, liability and earthquake damage. The Company pays actual invoice costs and no employee of Hicks Muse is compensated for these services other than through the above Monitoring and Oversight Agreement. Management believes the amounts paid are representative of the services provided.

         The Company has elected to participate in the Sunrise health, life, vision and dental program, long and short-term disability, travel accident and long-term care program. Management believes the amounts paid are representative of the services provided.

         A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months and who have attained the age of 21 years are generally eligible to participate. Certain employees represented by one union have elected not to participate in the Plan and have established their own plan. Total contributions by the

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company to the defined contribution 401(k) savings plan were approximately $492, $341 and $135 for the years ended December 31, 1999 and 1998, and the ten months ended December 31, 1997, respectively.

         The Company has contracts with national representation firms to sell advertising time. During 1998, entities controlled by Hicks Muse acquired certain of these firms. In 1999, the Company entered into extensions of certain of these contracts in the normal course of business on terms and conditions which the Company considered representative of current market conditions.

         On April 24, 1998, the Company sold to Robert N. Smith the assets and certain rights and obligations related to WFFF for $500. The purchase price was secured by a note and liens on all of the assets sold and on July 23, 1998, the Company received full payment on the note.

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

10. INCOME TAXES:

         STC Broadcasting, Inc. files a consolidated federal income tax return with all qualified subsidiaries. All nonqualifying subsidiaries file a separate federal income tax return. STC Broadcasting, Inc. and certain subsidiaries file separate state income tax returns. The provision (benefit) for income taxes consists of the following for the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997:

                                                           Years Ended           Ten Months Ended
                                                           -----------           ----------------
                                                           December 31,             December 31,
                                                           ------------             ------------
                                                       1999            1998             1997
                                                       ----            ----             ----
Deferred Provision (Benefit):
     Federal                                         $(6,408)        $1,659            $(269)
     State                                            (1,117)           164              (30)
                                                     -------         ------            -----
         Total Income Tax Provision (Benefit)        $(7,525)        $1,823            $(299)
                                                     =======         ======            =====

         Deferred taxes reflect the tax effect on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability as of December 31, 1999 and 1998, are as follows:

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                        December 31,
                                                        ------------
                                                    1999             1998
                                                    ----             ----

Deferred Tax Assets:
     Net operating loss (NOL) carryforward        $ 15,224         $  4,734
     Deferred debt costs                             1,332            1,573
     Post retirement benefit obligations                --              198
     Allowance for doubtful accounts                   215              232
     Other                                             115              222
                                                  --------         --------
                                                    16,886            6,959
                                                  --------         --------
Deferred Tax Liabilities:
     Intangible assets                             (19,492)         (21,222)
     Deferred gain on asset exchange                (5,166)          (5,664)
     Property and equipment                         (7,699)          (4,578)
                                                  --------         --------
                                                   (32,357)         (31,464)
                                                  --------         --------
         Net deferred tax liability                (15,471)         (24,505)
         Less: valuation allowance                  (2,489)            (980)
                                                  --------         --------
                                                  $(17,960)        $(25,485)
                                                  ========         ========

         The Company has federal and state NOL carryforwards which expire from 2012 through 2019. During the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997, the Company created $1,509, $588, and $392, respectively, of valuation allowance to reserve for deferred tax assets resulting from nonqualifying subsidiaries' NOLs for the tax reporting period and for other deferred tax assets.

         During 1997, the Company created approximately $2,453 in valuation allowance to reserve for deferred tax assets created as a result of STC Broadcasting, Inc. and qualified subsidiaries' NOLs. This valuation allowance was reversed as a result of the WJAC acquisition and the reversal was charged against the intangible assets of WJAC in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes."

         The reconciliation of the income tax provision (benefit) based on the federal statutory income tax rate (34 percent) to the Company's income tax provision (benefit) is as follows for the years ended December 31, 1999 and 1998 and for the ten months ended December 31, 1997:

                                                            Years Ended          Ten Months Ended
                                                            -----------         ----------------
                                                            December 31,           December 31,
                                                            ------------           ------------
                                                       1999            1998            1997
                                                       ----            ----            ----

Tax provision (benefit) at the statutory rate        $(7,958)        $   980        $ (2,760)
State income tax provision (benefit),
      net of federal tax effect                       (1,131)            202            (417)
Valuation allowance                                    1,509             588           2,845
Other                                                     55              53              33
                                                     -------         -------         -------
                                                     $(7,525)        $ 1,823         $  (299)
                                                     =======         =======         =======

11. COMMITMENT AND CONTINGENCIES:

Legal Proceedings

         The Company is subject to legal proceedings and claims in the normal course of business. In the opinion of management, after discussion with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Management Contracts

         On March 1, 1997, the Company entered into five-year employment agreements with four members of senior management for minimum base compensation of $250 and an annual bonus

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

based upon criteria established by the Board of Directors. If prior to the fourth anniversary of the executive officers employment date, the executive officer terminates his employment for good reason, as defined, or Sunrise or the Company terminate his employment for any reason other than for cause, as defined, then such executive officer shall be paid his salary and shall continue to be covered by certain employee benefit plans for 12 months or until the third anniversary of the employment date, whichever period is longer; provided, however, that continued coverage under any employee benefit plan of Sunrise or the Company shall terminate upon such executive officer becoming eligible for comparable benefits pursuant to new employment. In the event of a change of control (as defined in the employment agreements) prior to the fourth anniversary of the employment date, either Sunrise, the Company, or the executive officer may terminate the employment agreement concurrently with sale and receive the salary and benefits on the same terms described in the preceding sentence.

Employees

         At December 31, 1999, the Company had 623 full time and 81 part time employees. The Company had 199 employees represented by six different union locals with these union contracts expiring as follows: two in 2000, three in 2002, and one in 2003. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good, however, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute which could have a material adverse effect on the Company's business, financial position and/or results of operations.

FCC Issues

         On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the FCC Ownership Rules). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to the Company.

         The FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area (DMA) provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The new rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to once again demonstrate compliance with the new rules. Lastly, the new rules authorize the common ownership of television stations with overlapping signal contours as long as the stations to be commonly owned are located in different DMAs.

         Similarly, the FCC relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations or one television station and seven radio stations in the same market provided that
(1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the FCC's rules, a single entity may have

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

attributable interests in up to two television stations and four radio stations. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

         The FCC made other changes to its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules (the Attribution Rules). Under the Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if: (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet and it either
(i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

         The FCC also declared that local marketing agreements (LMAs) now will be attributable interests for purposes of the FCC Ownership Rules. The FCC will grandfather LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

         Finally, the FCC eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         The recent changes to the FCC Ownership Rules may effect the Company's relationship with Smith Acquisition Company (SAC). The Company owns a substantial non-voting equity stake in SAC, which, together with a wholly owned subsidiary, owns WNAC-TV, Providence, Rhode Island, and WTOV-TV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC has become attributable. Accordingly, the Company, and parties to the Company, must consider whether its other broadcast interests, when viewed in combination with those of SAC, are consistent with all relevant FCC Ownership Rules. The Company is in the process of conducting that review. To the extent the recent changes require the Company to modify its broadcast interests or ownership structure, the Company expects to act as necessary to remain in compliance with all relevant FCC Ownership Rules.

         With the changes in the FCC Ownership Rules, the Company no longer needs to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations is now consistent with the FCC's Rules.

         On October 2, 1999, AMFM Inc. (AMFM) entered into an Agreement and Plan of Merger with CCC and CCU Merger Sub, Inc. (Merger Sub), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of CCC (the AMFM Merger). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and CCC have announced that Mr. Hicks will serve as Vice Chairman of the combined entity. The Company is in the process of analyzing the impact of this AMFM Merger on the Company's operations and regulatory obligations.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lease Commitments

         The Company leases certain tower and studio facilities, satellite sales and news offices and corporate offices. Total rental expense was approximately $421, $132 and $98 for the years ended December 31, 1999 and 1998, and the ten months ended December 31, 1997, respectively.

         At December 31, 1999, the total minimum annual rental commitments under non cancelable leases for studio, transmitter, satellite sales and news offices, and corporate offices excluding minor translator sites, are as follows:

                          Year                               Amount
                          ----                               ------
                          2000                             $   519
                          2001                                 481
                          2002                                 472
                          2003                                 441
                          2004                                 371
                          Thereafter                         1,922
                                                            ------
                          Total                             $4,206
                                                            ======

         The lease on the WUPW transmitter site is a 99 year lease with an end date of December 2, 2089. The Company has an option to purchase the property on August 1, 2018 at fair market value. The above lease commitment disclosure includes the monthly payments, (presently $5 a month plus an annual 3% increase) through the option date.

13.  CANCELLED PRIVATE PLACEMENT

         During 1999, the Company and Sunrise had plans to sell debt securities of Sunrise or preferred stock of the Company in a private placement to complete the Sinclair Agreement (see Note 15) and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would attempt to fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The results of operations for the year ended December 31, 1999 include a charge of $825 for expenses incurred in the cancelled private placement.


14. SEGMENT INFORMATION

         The Company has 11 reportable segments, two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas (DMA) as defined by A. C. Nielsen Company. The majority of each segments' revenues are broadcast related.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before interest income, interest expense, income taxes, nonrecurring gains and losses, and extraordinary items.

         The Company has no significant intersegment sales or transfers other than interest that is allocated to subsidiaries but not divisions. All segments have local distinct management separate from corporate management. Each management team is evaluated based upon the results of operations of their station.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following tables set forth information by segments, aggregated with segments that have similar economic characteristics, and reconciles segment information to the consolidated financial statements.


                        Year           Net            Net          Total           Capital     Depreciation     New      Program
                                     Revenues        Income        Assets       Expenditures       and         Program  Amortization
                                                     (Loss)                                    Amortization    Rights
------------------------------------------------------------------------------------------------------------------------------------

Segment Groups

50 - 75 DMA              1999      $ 41,811       $  (8,527)       $ 49,632        $ 1,775      $ 5,615       $3,891      $4,023
                         1998        24,311           1,177         120,602          1,213        6,924          392       2,083
                         1997         7,042             541          30,685            813        2,025          267         346

76 - 125 DMA             1999        18,870          (5,427)         26,207          1,635        4,144          801       1,307
                         1998        29,327           4,139         103,316          1,584        9,945          241       3,020
                         1997        22,526            (743)        136,480          1,655        5,818        3,016       2,546

126 and above DMA        1999        20,476          (7,743)         38,660          1,954        5,585        1,420         848
                         1998        13,485          (1,137)         80,044          2,759        3,513          586         593
                         1997         6,663          (1,070)         24,728            322        1,590          424         322

License Corporations     1999             0          15,638         261,241              0       20,271            0           0
                         1998             0          10,417          71,657              0        3,725            0           0
                         1997             0           1,828          40,251              0        2,208            0           0

Corporate                1999             0          (9,822)          8,433            417          774            0           0
                         1998             0         (16,396)          8,893             17          926            0           0
                         1997             0          (8,376)          8,647             58          993            0           0
------------------------------------------------------------------------------------------------------------------------------------
Company Totals:          1999        81,157         (15,881)        384,173          5,781       36,389        6,112       6,178
                         1998        67,123          (1,800)        384,512          5,573       25,033        1,219       5,696
                         1997        36,231          (7,820)        240,791          2,848       12,634        3,707       3,214
====================================================================================================================================

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                           Year     Program    Income tax        Gain      Gain      Cancelled   Interest
                                    Payments   Provision       on Asset   on Sale     Private   Expense (2)
                                              (Benefit)(1)       Swap     of WROC    Placement
-----------------------------------------------------------------------------------------------------------

Segment Groups

50 - 75 DMA                1999    $ 4,047     $      0              0         0          0      $ 2,560
                           1998      2,116            0              0         0          0        1,493
                           1997        404            0              0         0          0            0

76 - 125 DMA               1999      1,451            0              0       979          0        2,080
                           1998      3,000            0          9,457         0          0        2,080
                           1997      2,590            0              0         0          0        1,031

126 and above DMA          1999        860            0              0         0          0        2,304
                           1998        563            0              0         0          0        2,128
                           1997        320            0              0         0          0        1,659

License Corporations       1999          0            0              0     3,521          0            0
                           1998          0            0          8,000         0          0            0
                           1997          0            0              0         0          0            0

Corporate                  1999          0       (7,525)             0         0        825       13,691
                           1998          0           97              0         0          0       10,600
                           1997          0         (299)             0         0          0        6,812

-----------------------------------------------------------------------------------------------------------
Company Totals:            1999      6,358       (7,525)             0     4,500        825       20,635
                           1998      5,679           97         17,457         0          0       16,301
                           1997      3,314         (299)             0         0          0        9,502
===========================================================================================================


(1) The extraordinary loss of early retirement of debt and tax provision and benefit were allocated entirely to the corporate office.
(2) Interest expense is allocated to various subsidiaries, which own WJAC, KRBC, KACB, WTOV and WNAC.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.  PENDING SINCLAIR ACQUISITIONS:

         On March 16, 1999, the Company and Sinclair Communications, Inc. (Sinclair) entered into a purchase agreement (the Sinclair Agreement). Pursuant to the Sinclair Agreement, the Company agreed to purchase from Sinclair: WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa for a total purchase price of $87.0 million, including working capital, fees and expenses. WICS and WICD are NBC affiliates and KGAN is a CBS affiliate. Closing of this purchase is subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission (FCC). In April 1999, the Antitrust Division of the United States Department of Justice (DOJ) issued various requests for additional information under the Hart-Scott-Rodino Antitrust Improvement Act (HSR Act) in connection with the acquisition. The Company and Sinclair are in discussions with the DOJ regarding this transaction, and the waiting period under the HSR Act has been extended pending completion of these discussions. While the resolution of these discussions remains uncertain, it appears likely that, if the acquisition is consummated as contemplated under the Sinclair Agreement, the Company would be required by the DOJ to sell, or enter into a local marketing agreement with respect to, WICS and WICD substantially concurrently with the closing of the acquisition of those stations, if it occurs at all. Under the terms of the Sinclair Agreement, either the Company or Sinclair (to the extent they are not in breach) may terminate the Sinclair Agreement if the closing has not occurred on or prior to March 16, 2000. The Company is presently exploring a variety of alternatives, including possibly a sale of WICS and WICD, but cannot be sure of the terms on which this transaction will be completed, if at all.

         The Company has assigned the right to acquire the broadcast licenses and other license assets of the Sinclair Stations to SDF Television License Corp. (SDF), an entity separate from the Company, but owned by members of the Company's senior management team. On April 2, 1999, SDF filed applications seeking FCC consent to the assignment of the licenses of WICS, WICD and KGAN. The application has been accepted for filing, and no petitions to deny were filed by the May 13, 1999 deadline, although informal objections advocating denial of the applications may be filed up until the date that the FCC grants the applications. The application is still pending before the FCC, and accordingly, the Company cannot be sure when the application will be granted, if at all.

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


Arthur Andersen, LLP


Tampa, Florida
February 18, 1998

                       SMITH TELEVISION OF MICHIGAN, L.P.
                      SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                       COMBINED STATEMENTS OF OPERATIONS

                                                                         For the Year       For the Two Months
                                                                            Ended                  Ended
                                                                       December 31, 1996     February 28, 1997
                                                                       -----------------    ------------------
REVENUES:
  Broadcasting spot revenues, net of agency and national
     representative commissions of $6,605,677 and
     $861,100, respectively ......................................        $ 33,094,978         $  4,360,352
  Network compensation ...........................................           2,752,359              465,400
  Trade and barter ...............................................             968,460              213,396
  Other revenue ..................................................             742,995              188,733
                                                                          ------------         ------------
         Net revenues ............................................          37,558,792            5,227,881
                                                                          ------------         ------------
EXPENSES:
  Station operating ..............................................          12,572,516            2,078,753
  Selling, general and administrative ............................           8,513,562            1,525,923
  Trade and barter ...............................................           1,058,676              181,432
  Depreciation of property and equipment .........................           4,285,734              756,999
  Amortization of intangibles ....................................           5,860,048              976,884
  Corporate expense ..............................................             840,135              146,000
                                                                          ------------         ------------
         Total operating expenses ................................          33,130,671            5,665,991
                                                                          ------------         ------------
         Operating income (loss) .................................           4,428,121             (438,110)
INTEREST INCOME ..................................................              92,882               20,662
INTEREST EXPENSE .................................................          (6,072,477)            (962,920)
OTHER INCOME, net (note 6) .......................................           1,459,770               18,522
                                                                          ------------         ------------
NET LOSS .........................................................        $    (91,704)        $ (1,361,846)
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

                       SMITH TELEVISION OF MICHIGAN, L.P.
                      SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                    COMBINED STATEMENTS OF PARTNERS' EQUITY

                                                                         For the Year       For the Two Months
                                                                            Ended                  Ended
                                                                       December 31, 1996     February 28, 1997
                                                                       -----------------    ------------------
PARTNERS' EQUITY, beginning of period ............................                  --          $ 36,313,296
  Partners' contributions ........................................        $ 36,405,000                    --
  Net loss .......................................................             (91,704)          (1,361,846)
                                                                          ------------          ------------
PARTNERS' EQUITY, end of period ..................................        $ 36,313,296          $ 34,951,450
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

                       SMITH TELEVISION OF MICHIGAN, L.P.
                      SMITH TELEVISION OF ROCHESTER, L.P.
                       SMITH TELEVISION - WTOV, L.P., AND
                   SMITH TELEVISION OF SALINAS-MONTEREY, L.P.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                         For the Year        For the Two Months
                                                                             Ended                 Ended
                                                                       December 31, 1996     February 28, 1997
                                                                       -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................        $    (91,704)        $ (1,361,846)
  Adjustments to reconcile net loss to net cash provided
         by operating activities -
    Depreciation of property and equipment .......................           4,285,734              756,999
    Amortization of intangibles ..................................           5,860,048              976,884
    Amortization of program rights ...............................           3,580,799              620,416
    Payments on syndicated program and film obligations ..........          (3,590,265)            (621,037)
    (Increase) decrease in accounts receivable ...................          (1,292,494)           1,210,423
    Increase in other current assets .............................            (398,791)            (246,862)
    Increase in accounts payable and accrued expenses ............           1,259,338              297,410
    Loss on disposal of property and equipment ...................              33,118                   --
                                                                          ------------         ------------
         Net cash provided by operating activities ...............           9,645,783            1,632,387
                                                                          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of television stations ............................        (105,353,237)                  --
  Capital expenditures ...........................................          (2,965,697)            (263,644)
  Proceeds from disposal of property and equipment ...............              65,889                   --
  Other ..........................................................             (45,104)              31,101
                                                                          ------------         ------------
         Net cash used in investing activities ...................        (108,298,149)            (232,543)
                                                                          ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit agreement .................................          68,300,000                   --
  Principal payments on credit agreement .........................          (3,300,000)                  --
  Partners' contributions ........................................          36,405,000                   --
                                                                           -----------         ------------
         Net cash provided by financing activities ...............         101,405,000                   --
                                                                          ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........................           2,752,634            1,399,844
CASH AND CASH EQUIVALENTS, beginning of period ...................                  --            2,752,634
                                                                          ------------         ------------
CASH AND CASH EQUIVALENTS, end of period .........................        $  2,752,634         $  4,152,478
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

                  Buildings........................................        39 years
                  Broadcast equipment..............................    5 - 15 years
                  Automobiles......................................         3 years
                  Furniture and computers..........................         5 years

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

OTHER INCOME:

         Other income for the periods indicated consisted of the following:

                                                                         For the Year      For the Two Months
                                                                             Ended               Ended
                                                                       December 31, 1996    February 28, 1997
                                                                       -----------------   ------------------
Payment received from an unaffiliated network, net ...............        $  1,500,000         $         --
Loss on disposal of equipment ....................................             (33,118)                  --
Other ............................................................              (7,112)              18,522
                                                                          ------------         ------------
                                                                          $  1,459,770         $     18,522
                                                                          ============         ============

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

                                  SCHEDULE II

                    STC BROADCASTING, INC. AND SUBSIDIARIES

                 TELEVISION STATIONS WEYI, WROC, WTOV AND KSBW

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           Balance at       Charged to    Charged                         Balance
                                           Beginning        Costs and     to Other                         at End
        Description                        of Period         Expenses     Accounts      Deductions       of Period
        -----------                        ---------         --------     --------      ----------       ---------
STC BROADCASTING, INC.

Allowance for doubtful accounts
     Year ended December 31, 1999           $   504           $  403         --          $  361         $  546
     Year ended December 31, 1998           $   286           $  351     $  192 (1)      $  325         $  504
     Ten months ended December 31, 1997     $    --           $   34     $  346 (1)      $  (94)        $  286

TELEVISION STATIONS WEYI,
   WROC,  WTOV, and KSBW

Allowance for doubtful accounts
   Two months ended February 28, 1997       $   223           $   16     $   --          $  (21)        $  218

(1) Amounts represent allowance for doubtful account balances purchased in connection with the acquisition of certain television stations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to Report


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of Sunrise and the Company as of March 1, 1999.

Name              Age                       Title
----              ---                       -----

Robert N. Smith   55       President of Sunrise and Chief Executive Officer and
                               Director of Sunrise and the Company
Sandy DiPasquale  52       President and Chief Operating Officer of the Company
                               and Executive Vice President and Chief Operating
                               Officer of Sunrise
David A. Fitz     55       Senior Vice President and Chief Financial Officer
                               of Sunrise and the Company
John M. Purcell   57       Regional Vice President of Sunrise and the Company
John R. Muse      48       Chairman of the Board of Directors of Sunrise and
                               the Company
Michael J. Levitt 40       Director of Sunrise and the Company
John H. Massey    59       Director of Sunrise and the Company
Eric C. Neuman    54       Director of Sunrise and the Company

         ROBERT N. SMITH has served in the broadcast industry for 20 years and served as President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company since their formation.

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

         SANDY DIPASQUALE has served in the broadcast industry for 20 years and served as President of the Company and Executive Vice President and Chief Operating Officer of Sunrise since their formation. From January of 1996 through February of 1997, Mr. DiPasquale served as Chief Operating Officer of SBP and was responsible for the day-to-day operations and from November 1994 to January 1996 was associated with SBG. From 1989 to 1994, Mr. DiPasquale served as President, Chief Executive Officer and was a part owner of SD Communications, Inc., KBS, Limited Partnership and KBS, Inc., which were the owners of KWCH-TV, Wichita, Kansas, and its affiliated stations in Hays, Goodland and Dodge City, Kansas. From 1986 to 1988, Mr. DiPasquale served as President and General Manager and was a partner in WGRZ-TV, Buffalo, New York. Prior to such time, Mr. DiPasquale served in sales and management positions at various television broadcast stations in the Buffalo area.

         DAVID A. FITZ has served in the broadcast industry for 22 years and served as Senior Vice President and Chief Financial Officer of Sunrise and the Company since their formation. From January 1996 through February 1997, Mr. Fitz served as Chief Financial Officer of SBP and as an officer and director of each of the SBG affiliated companies. Mr. Fitz has held various positions with SBG affiliated companies since 1986. Prior to joining SBG, Mr. Fitz served for nine years as Executive Vice President and Chief Financial Officer of the Broadcast Division of Gulf Broadcast Company, which at that time owned six television and eight radio broadcast stations. Prior to that time, Mr. Fitz was a manager with KPMG Peat Marwick, which he joined in 1969.

         JOHN M. PURCELL has served in the broadcast industry for 37 years and served as Regional Vice President of Sunrise and the Company and as General Manager of WROC-TV, Rochester, New York, from March 1997 to April 1, 1999. From January 1996, through February 1997, Mr. Purcell served as Senior Vice President of SBP and General Manager of WROC-TV, Rochester, New York. From November 1994, to January 1996, Mr. Purcell was associated with SBG. From 1986 to September 1994, Mr. Purcell served as Vice President and General Manager of WHTM-TV, Harrisburg, Pennsylvania, an SBG-owned station. Prior to such time, Mr. Purcell served as President and General Manager of WGHP-TV, Greensboro, North Carolina, and as Vice President and Director of Sales of WTSP-TV, Tampa/St. Petersburg, Florida.

         JOHN R. MUSE has served as Chairman of the Board of Directors of the Company and Sunrise since its formation. Mr. Muse is Chief Operating Officer and Partner of Hicks, Muse, and co-founded the firm in 1989. At Hicks, Muse, Mr. Muse has been actively involved in originating, structuring, and monitoring Hicks Muse's investments. From 1984 to 1989, Mr. Muse headed the merchant/investment banking operations of Prudential Securities for the Southwestern region of the United States. From 1980 to 1984, Mr. Muse served as Senior Vice President and a Director of Schneider, Bernet & Hickman, Inc., in Dallas, and was responsible for that firm's investment banking activities. Mr. Muse serves as a director of Premier International Foods plc, Financlare Movlins de Champagne, Glass's Information Services, Arnold Palmer Gold Management Co., LIN Television, Media Capital Soc. Gestora de Participacoes Sociasi, S.A., G.H. Mumm & Cie, Champagne Perrier-Jouet, Premier International Foods plc, Hillsdown Holdings plc, Glass's Information Services, Regal Cinemas, Inc., and Suiza Food Corporation. Mr. Muse also serves on the Board of Directors for Goodwill Industries, SMU Edwin L. Cox School of Business, the UCLA Anderson School Board of Visitors and the Board of Trustees of St. Mark's School of Texas.

         MICHAEL J. LEVITT has served as a director of the Company and Sunrise since its formation. Mr. Levitt has been a partner of Hicks Muse since 1996, and is involved in originating, structuring, executing, and monitoring Hicks Muse's investments as well as building relationships with investment and commercial banking firms. Prior to joining Hicks Muse, Mr. Levitt served as a Managing Director and Deputy Head of Investment Banking with Smith Barney, Inc. from 1993 through 1995. He was also a member of the investment committee of Greenwich State Capital, the merchant banking arm of the Travelers Group. From 1986 through 1995, Mr. Levitt was a Managing Director with Morgan Stanley & Co. responsible for corporate finance, merger and acquisition and high yield activities with leveraged buyout firms and non-investment grade companies. Mr. Levitt serves as director of AMFM Corp., AMFMi Corp., Award.com Inc., El Sitio, Inc., G.H. Mumm/Perrier Jouet & Cie., Globix Corporation, iParty Corp., Ibero American Media Partners, L.P., International Home Foods, Inc., PeopleLink, Inc., RCN Corporation, RealPulse.com, Inc., StreetZebra.com, Inc. and Rhythms NetConnections, Inc. In addition, Mr. Levitt has been named interim Chief Executive Officer of AMFMi Corp. Mr. Levitt is the Chairman of the Make-A-Wish Foundation of Metro New York, a member of the Board of the Hope and Heroes Children's Cancer Fund, and a Trustee of the Elizabeth Morrow School.

         JOHN H. MASSEY has served as a director of the Company and Sunrise since its formation. Until August 2, 1996, Mr. Massey served as the Chairman of the Board and Chief Executive Officer of Life Partners Group, Inc., an insurance holding company, having assumed those offices in October 1994. Prior to joining Life Partners, he served, since 1992, as the Chairman of the Board of, and currently serves as a director of, FSW Holdings, Inc., a regional investment banking firm. Since 1986, Mr. Massey has served as a director of Gulf-California Broadcast Company, a private holding company, that was sold in May 1996. From 1986 to 1992, he also was President of Gulf-California Broadcast Company. From 1976 to 1986, Mr. Massey was President of Gulf Broadcast Company, which owned and operated 6 television stations and 11 radio stations in major markets in the United States. Mr. Massey currently serves as a director of AMFM Corp., Central Texas Bankshare Holdings, Inc., Hill Bank and Trust Co., Hill Bancshares Holdings, Inc., Bank of the Southwest of Dallas, Texas, Columbus State Bank, Columbine JDS Systems, Inc., and the Paragon Group, Inc.

         ERIC C. NEUMAN has served as a director of Sunrise and STC Broadcasting since May 1999. Mr. Neuman is Vice President and a director of LIN Television. Mr. Neuman resumed his position as an officer of Hicks Muse in April 1999 and currently serves as a Principal. Mr. Neuman was the Senior Vice President of Strategic Development for Chancellor from July 1998 to March 1999. From May 1993 to July 1, 1998, Mr. Neuman served as an officer of Hicks Muse. From 1985 to 1993 Mr. Neuman served as a Managing General Partner of Communications Partner, Ltd., a Dallas-based private investment firm specializing in media and communications businesses.

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

Director Compensation

         Directors of Sunrise who are employees of Sunrise, STC Broadcasting or Hicks Muse serve without additional compensation. Independent directors receive an annual retainer of $12,000. These independent directors receive an additional $1,000 for each meeting of the Board of Directors and each committee meeting attended. Independent directors are reimbursed for any expenses incurred in connection with their attendance at such meetings. Currently, John
H. Massey is Sunrise's only independent director.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of its four most highly compensated executive officers.

                                                                             Other                  All Other
Name and Principal Position                   Salary      Bonus         Compensation(1)           Compensation(2)
---------------------------                   ------      -----         -----------------         ---------------
                                                                     (Dollars in Thousands)
Robert N. Smith(4)                1999        $400        $ 50              $  5                       $  3
   Chief Executive Officer        1998         300         100                 5                          3
                                  1997         202          50                 4                          2

Sandy DiPasquale                  1999         400          50                 5                          3
   Chief Operating Officer        1998         300         100                 6                          3
                                  1997         202          50                 4                          2

David A. Fitz                     1999         350          50                 5                          3
   Chief Financial Officer        1998         275         100                 5                          3
                                  1997         202          50                 5                          2

John M. Purcell                   1999         264          50                 5                          3
   Regional Vice President        1998         259           8                 3                         --
                                  1997         209          --                 9                          2

David LaFrance                    1999         224          40               101(3)                       3
   Vice President and             1998         215          20                59(3)                       3
   General Manager WDTN           1997         141          25                --                          2

(1) Dollar value of premiums for life insurance reimbursed by the Company.
(2) Represents amounts contributed by the Company to the Sunrise 401(k) Savings Plan.
(3) Represents amount of deferred compensation included in employment letter.

Employment Agreements

         On March 1, 1997, Sunrise and the Company entered into five-year employment agreements with Robert Smith, Sandy DiPasquale, David Fitz and John Purcell. Each employment agreement is subject to automatic successive one-year renewal terms that take effect unless notice of non-renewal is given by either party to the agreement at least 120 days prior to the expiration of the initial term or annual extension, as the case may be. The compensation provided Messrs. Smith, DiPasquale, Fitz and Purcell under their respective agreements includes minimum annual base salary of $250,000 each, subject to adjustment at the sole discretion of the Board of Directors of Sunrise, and an annual bonus based upon criteria to be established by the Board of Directors at the beginning of each fiscal year. These executives are entitled to participate in certain benefit plans. If prior to the fourth anniversary of the Employment Date, the executive officer terminates his employment for good reason (as defined) or Sunrise or the Company terminate his employment for any reason other than for cause (as defined), then such executive officer shall be paid his salary and shall continue to be covered by certain employee benefit plans for 12 months. In the event of a change of control (as defined in the agreements) prior to the fourth anniversary of the Employment Date, either Sunrise, the Company or the executive officer may terminate the employment agreement concurrently with sale and receive the salary and benefits on the same terms described in the preceding sentence.

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

         Each employment agreement contains a noncompetition provision, which provides that during the term of each agreement and for a period of two years thereafter (or one year, if Hicks Muse or its affiliates cease to own any of the Stations) and during any period in which the executive officer is receiving severance payments pursuant to the employment agreement, such executive officer will not engage in the television broadcast business within the DMA of any Station. Mr. Smith's employment agreement permits him to invest in, become employed by or otherwise render services to or for (i) another business enterprise (other than the Company) having an interest in or operating a television station within the Excluded Markets and (ii) after an opportunity to acquire or invest shall have been presented to the Company and the Company shall have declined in writing to make such acquisition or investment, the Excluded Stations.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has 1000 shares of Common Stock, $0.01 par value per share, issued and outstanding, all of which are owned by Sunrise, whose address is 720 2nd Avenue South, St. Petersburg, Florida 33701. All of the capital stock of Sunrise is owned by Sunrise Television Partners, L.P. (the Partnership) of which the ultimate managing partner is Thomas O. Hicks, an affiliate of Hicks Muse.

         Affiliates of Hicks Muse have purchased $25.0 million of the Company's Redeemable Preferred Stock Series A for a price of approximately $24.1 million (or 96.5% of the initial liquidation preferences of such shares) and received, in connection therewith, warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchasers of the Redeemable Preferred Stock Series A and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants.

         Robert N. Smith (through SBG), Sandy DiPasquale, David A. Fitz and John M. Purcell own 100% of the Class B limited partnership interest in the Partnership, and together with others have invested $2.7 million in Class A interest of the Partnership. The return on the Class B ownership interest is based on the performance of Sunrise and the Company. Neither the Class A nor Class B interest owned by limited partners have any rights to participate in the management or control of the Partnership or its business.

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

         The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received, and to be received, by Sunrise and the

Company. Total payments related to this agreement amount to $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 1999 and 1998, and the ten months ended December 31, 1997, respectively.

         On March 1, 1997, Sunrise and the Company entered into a ten-year agreement (the Financial Advisory Agreement) pursuant to which Hicks Muse Partners received a financial advisory fee of 1.5% of the transaction value at the closing of the Jupiter/Smith acquisition as compensation for its services as financial advisor to the Company. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" for each "add-on transaction" in which the Company is involved. The term "transaction value" means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. Total fees paid under this agreement for the years ended December 31, 1999 and 1998, and the ten month period ended December 31, 1997 were $1.8 million, $2.7 million and $3.4 million, respectively, and were capitalized as cost of acquisition or netted against preferred stock.

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

         A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months and who have attained the age of 21 years are generally eligible to participate. Certain employees represented by various unions have elected not to participate in the Plan or have established their own plans. Total contributions by the Company to defined contribution 401(k) savings plan were approximately $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 1999 and 1998, and the ten months ended December 31, 1997, respectively.

         The Company has contracts with national representation firms to sell advertising time. During 1998, entities controlled by Hicks Muse acquired certain of these firms. In 1999, the Company entered into extensions of certain of these contracts in the normal course of business on terms and conditions which the Company considered attractive and representative of current market conditions.

         On April 24, 1998, the Company sold to Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company, the assets and certain rights and obligations related to WFFF for

$0.5 million. The purchase price was secured by a note and liens on all of the assets sold and on July 23, 1998, the Company received full payment on the note.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.
    Financial Statements

    STC Broadcasting, Inc.
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and ten months ended December 31, 1997
         Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999 and 1998 and ten months ended December 31, 1997 Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and ten months ended December 31, 1997
         Notes to Consolidated Financial Statements

    Smith Television of Michigan, L.P.
    Smith Television of Rochester, L.P.
    Smith Television - WTOV, L.P.
    Smith Television of Salinas-Monterey, L.P.
         Report of Independent Certified Public Accountants
         Combined Statements of Operations for the year ended December 31, 1996 and the two months ended February 28, 1997
         Combined Statements of Partners' Equity for the year ended December 31, 1996 and the two months ended February 28, 1997
         Combined Statements of Cash Flows for the year ended December 31,1996 and the two months ended February 28,1997
         Notes to Combined Financial Statements

a(2)
         Financial Statement Schedule
         Schedule II Valuation and Qualifying Accounts

a(3)
         Exhibits

         2.1 Asset Purchase Agreement by and between Elcom of Ohio, Inc., and STC Broadcasting, Inc. dated as of July 24, 1998. (1)

         2.2 Asset Purchase Agreement by and among STC Broadcasting, Inc. and STC License Company and Nexstar Broadcasting of Rochester, Inc. dated March 3, 1999. (2)

         2.3 Purchase Agreement by and among Sinclair Communications, Inc., and STC Broadcasting, Inc., dated March 16, 1999 (2)

         3.1 Certificate of Designation of the Powers, Preferences and Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999. (2)

         3.2 Certificate of Elimination with respect to the Preferred Stock, Series B of STC Broadcasting, Inc. dated December 28, 1999. (3)

         3.3 Certificate of Designation of the Powers, Preferences and Relative Participating, Optical and Other Special Rights of Preferred Stock, Series B and Qualifications, Limitations and Restrictions thereof of STC Broadcasting, Inc. dated December 28, 1999. (3)

         10.1 Securities Purchase Agreement by and among the Company and Chase Manhattan Corporation, Credit Suisse First Boston Corporation, and Salomon Brothers Holding Company, Inc. dated February 5, 1999 (2)

         10.2 Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 21, 1999. (3)

         10.3 Preferred Stock Purchase Agreement dated December 30, 1999 by and between Sunrise Television Corp. and STC Broadcasting, Inc. (3)

         10.4 Senior Subordinated Note Purchase Agreement by and among Sunrise Television Corp. and Hicks Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P. and Chase Equity Associates, L.P. dated
         December 30, 1999. (3)

         10.5 Agreement between STC Broadcasting, Inc. and the International Brotherhood of Electrical Workers dated September 15, 1999 representing certain employees of television station KFYR in Bismarck, North Dakota. (4)

         12       Statement of fixed charge ratio (4)
         21.1     Subsidiaries of STC Broadcasting, Inc. (4)
         27.2     Financial Data Schedule (4)


(1) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period April 1, 1998 to June 30, 1998.
(2) Incorporated by reference to the Form 10K of STC Broadcasting, Inc. for the year ended December 31, 1998.
(3) Incorporated by reference to the Form 8K of STC Broadcasting, Inc. dated January 6, 2000.
(4)      Filed herewith.


Reports on Form 8-K

Nothing to report for period October 1, 1999 to December 31, 1999. The Company filed an 8K report on January 6, 2000 related to the license closing on the sale of WROC and the sale of $25.0 million of Redeemable Preferred Stock Series B.

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 1st day of March, 2000.

                             STC Broadcasting, Inc.


                             By: /s/ Robert N. Smith
                                 -------------------
                                 Robert N. Smith
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


       Signature                                     Title                          Date

/s/ Robert N. Smith
---------------------------                Chief Executive Officer              March 1, 2000
    Robert N. Smith                        (Principal Executive Officer)
                                           and Director

/s/ Sandy DiPasquale
---------------------------                President and                        March 1, 2000
    Sandy DiPasquale                       Chief Operating Officer

/s/ David A. Fitz                          Chief Financial Officer              March 1, 2000
---------------------------
    David A. Fitz

/s/ John R. Muse                           Chairman of the Board of             March 1, 2000
---------------------------                Directors
    John R. Muse

/s/ Eric C. Neuman                         Director                             March 1, 2000
---------------------------
    Eric C. Neuman

/s/ Michael J. Levitt                      Director                             March 1, 2000
---------------------------
    Michael J. Levitt

/s/ John H. Massey                         Director                             March 1, 2000
---------------------------
    John H. Massey

                                 EXHIBIT INDEX


        Exhibit
          No.                       Description of Document
          ---                       -----------------------

          2.1       Asset Purchase Agreement by and between Elcom of Ohio, Inc., and
                    STC Broadcasting, Inc. dated as of July 24, 1998. (1)

          2.2       Asset Purchase Agreement by and among STC Broadcasting, Inc. and
                    STC License Company and Nexstar Broadcasting of Rochester, Inc.
                    dated March 3, 1999. (2)

          2.3 Purchase Agreement by and among Sinclair Communications, Inc., and STC Broadcasting, Inc., dated March 16, 1999 (2)

          3.1       Certificate of Designation of the Powers, Preferences and
                    Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999. (2)

          3.2       Certificate of Elimination with respect to the Preferred Stock,
                    Series B of STC Broadcasting, Inc. dated December 28, 1999. (3)

          3.3       Certificate of Designation of the Powers, Preferences and
                    Relative Participating, Optical and Other Special Rights of
                    Preferred Stock, Series B and Qualifications, Limitations and
                    Restrictions thereof of STC Broadcasting, Inc. dated December
                    28, 1999. (3)

          10.1      Securities Purchase Agreement by and among the Company and Chase
                    Manhattan Corporation, Credit Suisse First Boston Corporation,
                    and Salomon Brothers Holding Company, Inc. dated February 5,
                    1999 (2)

          10.2 Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 21, 1999. (3)

          10.3      Preferred Stock Purchase Agreement dated December 30, 1999 by and between Sunrise Television Corp. and STC Broadcasting, Inc. (3)

          10.4      Senior Subordinated Note Purchase Agreement by and among Sunrise
                    Television Corp. and Hicks Muse, Tate & Furst Equity Fund III,
                    L.P.., HM3 Coinvestors, L.P. and Chase Equity Associates, L.P.
                    dated December 30, 1999. (3)

          10.5      Agreement between STC Broadcasting, Inc. and the International
                    Brotherhood of Electrical Workers dated September 15, 1999 representing certain employees of television station KFYR in Bismarck, North Dakota. (4)

          12        Statement of fixed charge ratio (4)

          21.1      Subsidiaries of STC Broadcasting, Inc. (4)

          27.2      Financial Data Schedule (for SEC use only) (4)


(1) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period April 1, 1998 to June 30, 1998.
(2) Incorporated by reference to the Form 10K of STC Broadcasting, Inc. for the year ended December 31, 1998.
(3) Incorporated by reference to the Form 8K of STC Broadcasting, Inc. dated January 6, 2000.
(4)      Filed herewith.