Form 10-Q
period 2000-03-31
STC BROADCASTING INC
filed 2000-05-03
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER: 333-29555

                             STC BROADCASTING, INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                      75-2676358
---------------------------------------------           ----------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
            OR ORGANIZATION)                            IDENTIFICATION NUMBER)

         720 2nd AVENUE SOUTH
       ST. PETERSBURG, FLORIDA  33701                     (727) 821-799
 ----------------------------------------          ---------------------------
 (Address of principal executive offices)           (Registrant's telephone
                                                  number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No  [ ]

As of May 3, 2000 the registrant had 1000 shares of common stock, par value $.01 outstanding.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
                                          PART I. FINANCIAL INFORMATION

         ITEM 1.           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Consolidated Balance Sheets as of March 31, 2000 and
                                      December 31, 1999                                           3 - 4

                           Consolidated Statements of Operations for the
                              Three Months Ended March 31, 2000 and 1999                              5

                           Consolidated Statement of Stockholder's Equity
                              for the Three Months Ended March 31, 2000                               6

                           Consolidated Statements of Cash Flows for the
                              Three Months Ended March 31, 2000 and 1999                              7

                           Notes to Consolidated Financial Statements                            8 - 14

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                                  15 - 25


                                          PART II. OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                          26



                         PART I.  FINANCIAL STATEMENTS


Item 1.           FINANCIAL STATEMENTS

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                             (dollars in thousands)

                                                                 MARCH 31, 2000       DECEMBER 31, 1999
                                                                 --------------       -----------------
          ASSETS

          CURRENT ASSETS
             Cash and cash equivalents ...................            $  1,652            $  3,909
             Accounts receivable, net ....................              13,586              15,195
             Current portion of program rights ...........               5,732               6,356
             Other current assets ........................                 843               1,407
                                                                      --------            --------
                   Total current assets ..................              21,813              26,867
                                                                      --------            --------
          PROPERTY AND EQUIPMENT, net ....................              70,093              72,705
                                                                      --------            --------
          INTANGIBLE ASSETS, net
             FCC licenses ................................              82,538              84,107
             Network affiliation agreements ..............             173,702             177,131
             Other .......................................               2,798               2,958
                                                                      --------            --------
                   Net intangible assets .................             259,038             264,196
                                                                      --------            --------
          OTHER ASSETS
             Deferred financing and acquisition costs, net               9,465              10,082
             Program rights, net of current portion ......               9,690              10,323
                                                                      --------            --------
                   Total other assets ....................              19,155              20,405
                                                                      --------            --------
                   Total assets ..........................            $370,099            $384,173
                                                                      ========            ========




See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Balance Sheets (continued)
                  (dollars in thousands, except for share data)

                                                                         MARCH 31, 2000    DECEMBER 31, 1999
                                                                         --------------    -----------------

          LIABILITIES AND STOCKHOLDER'S EQUITY

          CURRENT LIABILITIES
             Accounts payable ...................................            $   3,667             $   5,443
             Accrued expenses ...................................                2,198                 2,454
             Accrued interest expense ...........................                  489                 3,291
             Current portion of long-term debt ..................                5,750                 5,000
             Current portion of program rights payable ..........                5,960                 6,534
                                                                             ---------             ---------
                   Total current liabilities ....................               18,064                22,722
                                                                             ---------             ---------
          LONG-TERM DEBT ........................................              194,750               194,750

          DEFERRED INCOME TAXES .................................               15,253                17,960

          PROGRAM RIGHTS PAYABLE, net of current portion ........               10,137                10,815

          REDEEMABLE PREFERRED STOCK
             Series A ...........................................               44,781                43,196
             Series B ...........................................               25,205                24,305

          STOCKHOLDER'S EQUITY:
             Common stock, par value $.01 per share, 1,000 shares
                authorized, issued and outstanding ..............                   --                    --
             Additional paid-in capital .........................              112,212               112,212
             Accumulated deficit ................................              (50,303)              (41,787)
                                                                             ---------             ---------
                   Net stockholder's equity .....................               61,909                70,425
                                                                             ---------             ---------
                   Total liabilities and stockholder's equity ...            $ 370,099             $ 384,173
                                                                             =========             =========




See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                               Three Months Ended
                             March 31, 2000 and 1999
                  (dollars in thousands, except for share data)

                                                                  2000            1999
                                                                 ------         -------
          NET REVENUES .................................         $ 18,567       $ 20,414

          OPERATING EXPENSES:
            Station operating ..........................            6,086          6,966
            Selling, general and administrative ........            5,153          5,363
            Trade and barter ...........................              641            643
            Depreciation of property and equipment .....            3,436          3,425
            Amortization of intangibles and other assets            5,671          5,887
            Corporate expenses .........................              802            740
                                                                 --------       --------
                   Total operating expenses ............           21,789         23,024
                                                                 --------       --------
          OPERATING LOSS ...............................           (3,222)        (2,610)

          OTHER EXPENSE:

            Interest expense ...........................           (4,687)        (5,162)
            Expenses incurred in cancelled
                acquisition of Sinclair stations .......             (875)            --
            Other, net .................................              (47)           (49)
                                                                 --------       --------
          LOSS BEFORE INCOME TAX BENEFIT ...............           (8,831)        (7,821)

          INCOME TAX BENEFIT ...........................            2,800          2,525
                                                                 --------       --------
          NET LOSS .....................................           (6,031)        (5,296)

          REDEEMABLE PREFERRED STOCK
             DIVIDENDS AND ACCRETION:
                SERIES A ...............................           (1,585)        (1,386)
                SERIES B ...............................             (900)          (318)
                                                                 --------       --------
                   Total dividends and accretion .......           (2,485)        (1,704)
                                                                 --------       --------
          NET LOSS APPLICABLE TO
               COMMON SHAREHOLDER ......................         $ (8,516)      $ (7,000)
                                                                 ========       ========
          BASIC AND DILUTED NET LOSS
               PER COMMON SHARE ........................         $ (8,516)      $ (7,000)
                                                                 ========       ========
          WEIGHTED AVERAGE NUMBER OF COMMON
            SHARES OUTSTANDING .........................            1,000          1,000
                                                                 ========       ========

See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                    For the Three Months Ended March 31, 2000
                             (dollars in thousands)


                                                                                                     NET
                                             COMMON           ADDITIONAL       ACCUMULATED       STOCKHOLDER'S
                                              STOCK         PAID-IN-CAPITAL      DEFICIT            EQUITY
                                            --------        ---------------    -----------       -------------
          Balance, December 31, 1999        $     --          $112,212          $(41,787)           70,425

          Net loss applicable to
             common shareholder ....              --                --            (8,516)           (8,516)
                                            --------          --------          --------           -------
          Balance, March 31, 2000 ..        $     --          $112,212          $(50,303)           61,909
                                            ========          ========          ========           =======





See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                             (Dollars in thousands)

                                                                                             2000          1999
                                                                                           --------       --------
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss ..................................................................      $ (6,031)      $ (5,296)
          Adjustments to reconcile net loss
             to net cash used in operating activities:
             Depreciation of property and equipment .................................         3,436          3,425
             Amortization of intangibles and other assets ...........................         5,671          5,887
             Amortization of program rights .........................................         1,506          1,866
             Payments on program rights .............................................        (1,501)        (1,870)
             Deferred tax benefit ...................................................        (2,800)        (2,525)
             Loss on disposal of property and equipment .............................            71            119
             Proceeds on surrender of insurance policy ..............................           107             --
          Change in operating assets and liabilities net of effects from acquired and disposed stations:
             Accounts receivable ....................................................         1,609            987
             Other current assets ...................................................           564           (519)
             Accounts payable and accrued expenses ..................................        (4,834)        (4,925)
                                                                                           --------       --------
                   Net cash used in operating activities ............................        (2,202)        (2,851)
                                                                                           --------       --------
          CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of WUPW-TV ....................................................            --        (74,171)
          Capital expenditures ......................................................          (917)        (1,017)
          Other .....................................................................           112             86
                                                                                           --------       --------
                   Net cash used in investing activities ............................          (805)       (75,102)
                                                                                           --------       --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from borrowing under senior credit agreement .....................         2,000         41,000
          Repayment of senior credit agreement ......................................        (1,250)            --
          Deferred refinancing and acquisition
             costs incurred .........................................................            --           (226)
          Payment of Preferred Stock Dividend Series B ..............................            --           (311)
          Preferred Stock Series B, net of expenses of $400 .........................            --         37,100
                                                                                           --------       --------
                   Net cash provided by financing activities ........................           750         77,563
                                                                                           --------       --------
          NET DECREASE IN CASH AND CASH EQUIVALENTS .................................        (2,257)          (390)

          CASH AND CASH EQUIVALENTS,
               BEGINNING BALANCE ....................................................         3,909          5,347
                                                                                           --------       --------
          CASH AND CASH EQUIVALENTS,
               ENDING BALANCE .......................................................      $  1,652       $  4,957
                                                                                           ========       ========
          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Non cash items
              Preferred dividends and accretion .....................................      $  2,485       $  1,393
              New program rights contracts ..........................................      $    582       $  3,680
          Cash paid for interest ....................................................      $  7,489       $  7,943




See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2000
          (dollars in thousands, except for share data and percentages)

1.   PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited consolidated financial statements present the consolidated financial statements of STC Broadcasting, Inc. ("STC") and Subsidiaries (the "Company"). STC is a wholly owned subsidiary of Sunrise Television Corp. ("Sunrise"). All of the common stock of Sunrise is owned by Sunrise Television Partners, L.P., of which the managing general partner is Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated ("Hicks Muse"). At March 31, 2000, the Company owned the following commercial television stations (the "Stations"):

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

         Significant intercompany transactions and accounts have been eliminated. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements are condensed interim financial statements and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's previously filed Annual Report on Form 10-K. The interim financial statements are unaudited but include all material adjustments that the Company considers necessary for a fair presentation of results of operations for the periods presented. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                         MARCH 31, 2000        DECEMBER 31, 1999
                                                         --------------        -----------------
          Senior Subordinated Notes                         $ 100,000             $ 100,000
          Senior Credit Agreement                             100,500                99,750
                                                            ---------             ---------
          Total long-term debt                                200,500               199,750
          Less: current portion                                (5,750)               (5,000)
                                                            ---------             ---------
          Long-term debt, net of current portion            $ 194,750             $ 194,750
                                                            =========             =========

         The following table shows interest expense for the periods indicated:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                2000              1999
                                               ------            ------

          Senior Subordinated Notes            $2,719            $2,719
          Senior Credit Agreement               1,968             2,443
                                               ------            ------
          Total                                $4,687            $5,162
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

         On July 2, 1998, the Company entered into a Senior Credit Agreement which provides a $100,000 term loan facility and a $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company. The Company has entered into interest rate swap agreements to reduce the impact of changing interest rates on $95,000 of its variable rate borrowing under the Senior Credit Agreement. The base interest rate was fixed at 5.00% to 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.185% to 7.275% at March 31, 2000.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its subsidiaries. Loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial and operating maintenance covenants including a maximum consolidated leverage ratio (currently 7.0:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.35:1). The Company is limited in the amount of annual payments that may be made for corporate expenses and capital expenditures.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates, transactions outside the ordinary course of business, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At March 31, 2000, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

3.  REDEEMABLE PREFERRED STOCK :

         SERIES A

         In March 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At March 31, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

         The Company may, at its option, subject to certain conditions, including its ability to incur additional indebtedness under the Senior Subordinated Notes and the Senior Credit Agreement, on any scheduled dividend payment date, exchange the Redeemable Preferred Stock Series A, in whole but not in part, for the Company's 14% Subordinated Exchange Debentures due 2008 (the "Exchange Debentures"). Holders of the Redeemable Preferred Stock Series A will be entitled to receive $1.00 principal amount of Exchange Debentures for each $1.00 in liquidation preference of Redeemable Preferred Stock Series A.

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

         SERIES B

         On February 5, 1999, the Company entered into a $90,000 Redeemable Preferred Stock Series B bridge financing agreement ("Preferred Agreement"). Upon the acquisition of WUPW-TV (see note 4), the Company sold $37,500 of Redeemable Preferred Stock Series B to investors to fund the acquisition and an escrow account for dividends. The Redeemable Preferred Stock Series B had a par value of $0.01 per share with a liquidation preference of $1,000 per share. Cash dividends were paid monthly at LIBOR for the applicable dividend period plus 125 basis points.

         On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement by a borrowing of $21,000 under the Senior Credit Agreement, a $15,000 contribution from Sunrise in the form of a capital contribution, and $1,500 of available cash. The availability for selling additional preferred stock under the Preferred Agreement was cancelled.

         On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At March 31, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series B.

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

4.  ACQUISITIONS AND DISPOSITION

2000 TRANSACTIONS

         During the first quarter of 2000, the Company did not enter into any agreement relating to, or consummate any acquisition or disposition transactions.

1999 TRANSACTIONS

         TOLEDO ACQUISITION

         On February 5, 1999, the Company acquired substantially all of the assets related to WUPW-TV from Raycom Media, Inc. for approximately $74,487. WUPW, Channel 36, is the UHF FOX-affiliated television station serving the Toledo, Ohio market. The Company financed the acquisition with $40,000 of borrowings under the Senior Credit Agreement and the sale of $35,000 of Redeemable Preferred Stock Series B.

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Company's December 31, 1999 Annual Report on Form 10K). The Company evaluates performance based on operating income before interest income, interest expenses, income taxes, nonrecurring gains and losses, and extraordinary items.

         The Company has no significant intersegment revenues or transfers other than that interest is allocated to subsidiaries of the Company but not divisions. All segments have local distinct management separate from senior corporate management. Each management team is evaluated based upon the results of operations of their station.

         The following table sets forth the aggregate information by segment groups and reconciles segment information to consolidated financial statements.

                                                         NET                          NET
SEGMENT GROUPS                    PERIOD              REVENUES                        LOSS
--------------                    ------              --------                        ----
50 - 75  DMA                        2000             $   9,790                  $   (3,269)
                                    1999             $   9,040                  $   (1,386)

76 - 125 DMA                        2000                 3,738                      (1,968)
                                    1999                 6,257                      (1,720)

126 and above DMA                   2000                 5,039                      (2,138)
                                    1999                 5,117                      (1,588)

License Companies                   2000                    --                       2,970
                                    1999                    --                         883

Corporate                           2000                    --                      (1,626)
                                    1999                    --                      (1,485)
                                                   ------------                -----------
Company Totals                      2000             $  18,567                   $  (6,031)
                                    1999             $  20,414                   $  (5,296)
                                                   ============                ===========

6.       TERMINATED SINCLAIR ACQUISITION

         On March 16, 1999, the Company and Sinclair Communications, Inc. (Sinclair) entered into a purchase agreement (the "Sinclair Agreement"). Pursuant to the Sinclair Agreement, the Company agreed to acquire from Sinclair:
WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa (collectively, the "Sinclair Stations") for a total purchase price of $87,000 including working capital, fees, and expenses. Closing of the purchase was subject to customary conditions, including review by the Department of Justice and the Federal Communications Commission ("FCC"). In April 1999, and at various other times, the Antitrust Division of the United States Department of Justice ("DOJ") issued various requests for additional information under the Hart-Scott-Rodino Antitrust Improvements Act in connection with the acquisition.

         On March 14, 2000, the Company entered into a Termination Agreement with Sinclair thereby ending the Company's plan to acquire the Sinclair Stations. The approval by the Antitrust Division of the DOJ was not received on a timely basis. Attempts were made to comply with various information requests of the DOJ, numerous compromises were offered to the DOJ and offers the Company deemed reasonable were found unacceptable by the DOJ.

         The Company incurred a one time charge of $875 in the first quarter 2000 related to its efforts to purchase the Sinclair Stations, respond to the information requests of the DOJ, its extended negotiation with the DOJ and the Company's subsequent effort to remarket WICS and WICD in an attempt to reach a reasonable compromise with the DOJ.

7.  CONTINGENCIES

         On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the final rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to the Company.

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

         The recent changes to the FCC Ownership Rules may affect the Company's relationship with Smith

Acquisition Company ("SAC"). The Company owns a substantial non-voting equity stake in SAC, which, with a wholly owned subsidiary, owns WNAC-TV, Providence, Rhode Island, and WTOV-TV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC will be attributable. Accordingly, the Company, and parties to the Company, must consider whether their other broadcast interests, when viewed in combination with those of SAC, are consistent with all relevant FCC Ownership Rules. The Company concluded that a change was required to retain its interest in both WNAC and WTOV. See below for actions taken by the Company and Hicks Muse.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity. Because of these developments and the pending consummation of the AMFM Merger, the Company has taken certain actions to ensure that the Company remains in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to Smith Broadcasting Partners, L.P. which is controlled by Robert N. Smith. This application is currently pending at the FCC. The transfer of control of Sunrise by Hicks Muse to Smith Broadcasting Partners, L.P. will result in Smith Broadcasting Partners, L.P. holding all of the voting stock of Sunrise. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. Upon the transfer of control to Smith Broadcasting Partners, L.P. and the sale of these interests by Hicks Muse, which will be consummated at the time of the AMFM Merger, Hicks Muse's interest in Sunrise and the Company will no longer be attributable under the FCC Ownership Rules. Accordingly, Hicks Muse's other media interests should no longer restrict the Company's ability to acquire other television stations.

         On March 24, 2000, the Company filed an application with the FCC to convert its non voting shares of SAC into voting stock. If approved, this conversion will be consummated at the time of the AMFM Merger. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

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

         The Stations receive revenues from advertising sold for placement within and adjoining its local and network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by audience surveys conducted in February, May and November of each year. The ratings of local television stations affiliated with a national television network are affected by ratings of network programming. Advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the markets served by the television stations and the availability of alternative advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours, generally during local news programming, access (the hour before prime time), early fringe (3:00 p.m. to 5:00 p.m.) and prime time.

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

         "Broadcast Cash Flow" is defined as operating income (loss) plus depreciation of property and equipment, amortization of intangible assets and other assets, amortization of program rights and corporate expenses, less payments for program rights. EBITDA is defined as Broadcast Cash Flow less corporate expenses. The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by investors to measure a company's ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

         In the discussion comparing the Three Months ended March 31, 2000 and 1999, WTOV, WEYI,

WJAC, KRBC/KACB, WDTN, WNAC, KVLY, KFYR, KMOT, KUMV, and KQCD will be referred to as Core Stations. The acquisition of television station WUPW will be referred to as the Acquisition. The WUPW acquisition closed on February 1, 1999. The sale of the non-license assets of WROC, and the entering into of a time brokerage agreement, will be referred to as the WROC Sale and was effective April 1, 1999.

HISTORICAL PERFORMANCE

All dollars presented in table form are shown in thousands.

BROADCAST CASH FLOW:

The following table sets forth certain data for the periods indicated:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               2000              1999
                                                                           ------------     -----------
         Operating Loss                                                    $  (3,222)        $  (2,610)
         Add:     Amortization of Program Rights                               1,506             1,866
                  Depreciation of Property and Equipment                       3,436             3,425
                  Amortization of Intangibles                                  5,671             5,887
                  Corporate Expenses                                             802               740
         Less:    Payments for Program Rights                                 (1,501)           (1,870)
                                                                          ----------        ----------
                  Broadcast Cash Flow                                          6,692             7,438
         Less:    Corporate Expenses                                            (802)             (740)
                                                                           ---------        ----------
                  EBITDA                                                   $   5,890         $   6,698
                                                                           =========        ==========
         Margins:
                  Broadcast Cash Flow                                           36.0%             36.4%
                                                                           =========        ==========
                  EBITDA                                                        31.7%             32.8%
                                                                           =========        ==========


NET REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to net revenues.

                                                                     THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------------------------------------
                                                                 2000                              1999
                                                     ---------------------------         -------------------------
                                                            $             %                    $            %
                                                      ------------    ----------         ------------  -----------
Gross Revenues:
     Local                                             $ 10,978          51.5%              $ 12,133       51.5%
     National                                             6,757          31.7%                 8,052       34.1%
     Political                                              503           2.4%                    49        0.2%
     Network Compensation                                 1,199           5.6%                 1,467        6.2%
     Joint Operating Agreement (1)                          616           2.9%                   711        3.0%
     Trade and Barter                                       712           3.3%                   652        2.8%
     Other                                                  544           2.6%                   524        2.2%
                                                       --------       -------               --------      -----
         Total                                           21,309         100.0%                23,588      100.0%
Agency and National
   Representative Commissions                            (2,742)        (12.9)%               (3,174)     (13.5)%
                                                       --------       -------               --------      -----
Net Revenues                                           $ 18,567          87.1%              $ 20,414       86.5%
                                                       ========       =======               ========      =====

(1)      Represents 50% of the broadcast cash flow of WNAC and WPRI.

RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenues.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                         --------------------------------------------------
                                                                 2000                       1999
                                                         -------------------       ------------------------
                                                            $         % OF            $             % OF
                                                                    REVENUES                      REVENUES
                                                         -------------------       ------------------------
Net revenues:                                            $ 18,567    100.0%        $ 20,414         100.0%

Operating Expenses:
     Station Operating                                      6,086     32.8%           6,966          34.1%
     Selling, General & Administrative                      5,153     27.8%           5,363          26.3%
     Trade and Barter                                         641      3.5%             643           3.2%
     Depreciation                                           3,436     18.5%           3,425          16.8%
     Amortization                                           5,671     30.5%           5,887          28.8%
     Corporate Expenses                                       802      4.3%             740           3.6%
                                                         --------    -----          --------        -----
         Total Operating Expenses                          21,789    117.4%          23,024         112.8%
                                                         --------    -----          --------        -----
         Operating Loss                                 $  (3,222)   (17.4)%       $ (2,610)        (12.8)%
                                                         ========    =====          ========        =====

SUMMARY INFORMATION

         The following table details how the above transactions affected the change in operating income between the three months ended March 31, 2000 and March 31, 1999.

                                                       CORE                         WROC
                                                     STATIONS     ACQUISITION       SALE         TOTAL
                                                     --------     -----------       ----         -----
          Net revenues                                $  (197)      $   789       $(2,439)      $(1,847)
          Operating Expenses:
             Station Operating                             51           240        (1,171)         (880)
             Selling, General and Administrative           88           326          (624)         (210)
             Trade and Barter                              81            44          (127)           (2)
             Depreciation                                 214            82          (285)           11
             Amortization                                  43           411          (670)         (216)
             Corporate Expenses                            62             0             0            62
                                                      -------       -------       -------       -------
          Operating Income (Loss)                     $  (736)      $  (314)      $   438       $  (612)
                                                      =======       =======       =======       =======

         See Pro Forma Basis information later in this document which provides same basis information on Stations owned at March 31, 2000.

INTEREST EXPENSE

         Interest expense decreased by $0.5 million or 9.6% to $4.7 million for the three months ended March 31, 2000, from $5.2 million for the three months ended March 31, 1999. The majority of such decrease was due to lower outstanding balances on the Senior Credit Agreement during the comparative periods.

EXPENSES INCURRED IN CANCELLED ACQUISITION OF SINCLAIR STATIONS

         During the first quarter of 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the DOJ on a timely basis.

INCOME TAX BENEFIT

         Income tax benefit increased by $0.3 million to $2.8 million for the three months ended March 31, 2000 from $2.5 million tax benefit for the three months ended March 31, 1999, due primarily to an increase in loss before income taxes.

DIVIDENDS

         Redeemable preferred stock dividends and accretion increased by $0.8 million to $2.5 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. An increase of $0.6 million is a result of the higher rate of interest on the Series B Preferred Stock issued in December 1999 as compared to the initial issuance of the Series B Preferred Stock in the first quarter of 1999 and the remaining amount of $0.2 million is attributable to higher outstanding balances on the Series A Preferred Stock.

NET LOSS APPLICABLE TO COMMON SHAREHOLDER

         Net loss increased by $1.5 million to $8.5 million for the three months ended March 31, 2000 from a net loss of $7.0 million for the three months ended March 31, 1999 for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had $1.7 million in cash balances and net working capital of $3.7 million. The Company's primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows used in operating activities decreased by $0.7 million to $2.2 million for the three months ended March 31, 2000 from cash used by operations of $2.9 million for the three months ended March 31, 1999. The Company made interest and film payments of $7.5 million and $1.5 million, respectively, during the three months ended March 31, 2000 compared to payments of $7.9 million and $1.9 million for the three months ended March 31, 1999.

         Net cash flows used in investing activities decreased by $74.3 million to $0.8 million for the three months ended March 31, 2000 from $75.1 million for the three months ended March 31, 1999. In 1999, the Company expended $74.2 million to complete the acquisition of WUPW with no comparable activity during the first quarter of 2000. Capital expenditures were $0.9 and $1.0 million for the three months ended March 31, 2000 and 1999, respectively.

         Net cash flows provided by financing activities decreased by $76.8 million to $0.8 million for the three months ended March 31, 2000 from $77.6 million for the three months ended March 31, 1999. In 1999, the Company sold Redeemable Preferred Stock Series B for $37.1 million and borrowed a net $41.0 million under the Senior Credit Agreement.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the 11% Senior Subordinated Notes ("Senior Subordinated Notes"), working capital needs, the funding of capital expenditures and potential acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinated Notes and intends to do so in order to fund future acquisitions as part of its business strategy. The Company has historically funded acquisitions through a combination of borrowings and receipt of additional capital contributions from Sunrise.

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

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million Term Loan Facility and $65.0 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At March 31, 2000, the Company had outstanding $97.8 million on the term loan facility and $2.7 million under the revolving loan facility.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. Any loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial operating maintenance covenants including a maximum consolidation leverage ratio (currently 7.0:1) , a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.3:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any
investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At March 31, 2000, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

         On March 1, 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30.0 million, or $100 per share, which are entitled to quarterly dividends that accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole-shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date.

         On February 5, 1999, the Company entered into an agreement (the Series B Agreement) to sell up to $90.0 million of Series B Redeemable Preferred Stock to finance acquisitions by the Company from time to time. An aggregate of $37.5 million of Series B Redeemable Preferred Stock was sold on February 5, 1999 to finance the acquisition of WUPW-TV ($35.0 million) and to fund an escrow account ($2.5 million) to pay dividends on such Series B Redeemable Preferred Stock. On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement by borrowing $21.0 million under the Senior Credit Agreement, receiving a $15.0 million capital contribution from Sunrise and using $1.5 in available cash. The borrowing availability under the Preferred Agreement was cancelled.

         On December 30, 1999, the Company issued and sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25.0 million. Each share is entitled to quarterly dividends that will accrue at a 14% rate per annum.

         The Certificates of Designation for the Redeemable Preferred Stock Series A and B contain covenants customary for comparable securities including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the Senior Subordinated Notes. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002 on Redeemable Preferred Stock Series A and B.

         Based on the current level of operations and anticipated future internally generated growth, additional borrowings under the Senior Credit Agreements and additional equity contributions from Sunrise, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments, and have funds available for additional acquisitions. The Company's future operating performance and ability to service or refinance the Senior Credit Agreement and Senior Subordinated Notes will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and significant equity capital, and no assurance can be given as to whether, and on what terms, such additional debt and / or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

CAPITAL EXPENDITURES

         Capital expenditures were $0.9 million and $1.0 million for the three month periods ended March 31, 2000 and 1999, respectively. Maintenance capital expenditures are anticipated to be $5.0 million for the year ended December 31, 2000. The Company anticipates that digital television will require a minimum expenditure of between $1.5 and $2.5 million per station to develop facilities necessary for transmitting a digital signal with initial expenditures beginning in 2000 in the amount of approximately $4.0 million.

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

         The Company was exposed to minimal market risk related to interest rates as of March 31, 2000. The Company's Senior Subordinate Debt is fixed at 11% and is due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275% at March 31, 2000. On February 9, 1999, the Company entered into a two-year interest rate swap agreement to reduce the impact of changing interest rates on $40.0 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.06% plus applicable borrowing margin. Due to the issuance by the Company on December 30, 1999 of $25.0 million of Redeemable Preferred Stock Series B to Sunrise and the subsequent reduction in outstanding balances under the Senior Credit Agreement, the Company terminated the swap agreement , but simultaneously entered into a new swap agreement that fixed the interest rate on $25.0 million of its floating rate borrowings for 18 months at 5%, plus the applicable borrowing margin (currently 2.125%), for an overall borrowing rate of 7.125% at March 31, 2000. The variable interest rates on these interest rate swap contracts are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement are performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the operations of the Company. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

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

EMPLOYEES

         As of March 31, 2000, the Company had approximately 615 full-time and 84 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 44 employees. WTOV has a contract with AFTRA that expires January 29, 2002 and a contract with International Brotherhood of Electrical Workers (IBEW) that expires on November 30, 2000 with respect to 26 and 19 employees, respectively. WJAC has a contract with International Alliance of Theatrical Stage Employees that expires on September 30, 2002 with respect to 48 employees. WDTN has a contract with the IBEW that expires July 1, 2003 with respect to 52 employees. KFYR has a contract with IBEW that expires on September 9, 2003 with respect to 9 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

ENVIRONMENTAL REGULATION

         Prior to the Company's ownership or operation of its current facilities, substances or wastes that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under the Company's facilities may be affected by the proximity of nearby properties that have generated, used, stored, or disposed of hazardous substances. As a result, it is possible that the Company could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although the Company believes that it is in substantial compliance with such environmental requirements, and has not in the past been required to incur significant costs in connection therewith, there can be no assurance that the Company's costs to comply with such requirements will not increase in the future. The Company presently believes that none of its properties have any condition that is likely to have a material adverse effect on the Company's financial condition or results of operations.

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

FCC ISSUES

         On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the FCC Ownership Rules). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the final rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to the Company.

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

         The recent changes to the FCC Ownership Rules may affect the Company's relationship with Smith Acquisition Company ("SAC"). The Company owns a substantial non-voting equity stake in SAC, which, with a wholly owned subsidiary, owns WNAC-TV, Providence, Rhode Island, and WTOV-TV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC will be attributable. Accordingly, the Company, and parties to the Company, must consider whether their other broadcast interests, when viewed in combination with those of SAC, are consistent with all relevant FCC Ownership Rules. The Company concluded that a change was required to retain its interest in both WNAC and WTOV. See below for actions taken by the Company.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity. Because of these developments and the pending consummation of the AMFM Merger, the Company has taken certain actions to ensure that the Company remains in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to Smith Broadcasting Partners, L.P. which is controlled by Robert N. Smith. This application is currently pending at the FCC. The transfer of control of Sunrise by Hicks Muse to Smith Broadcasting Partners, L.P. will result in Smith Broadcasting Partners, L.P. holding all of the voting stock of Sunrise. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. Upon the transfer of control to Smith Broadcasting Partners, L.P. and the sale of these interests by Hicks Muse, which will be consummated at the time of the AMFM Merger, Hicks Muse's interest in Sunrise and the Company will no longer be attributable under the FCC Ownership Rules. Accordingly, Hicks Muse's other media interests should no longer restrict the Company's ability to acquire other television stations.

         On March 24, 2000, the Company filed an application with the FCC to convert its non voting shares of SAC into voting stock. If approved, this conversion will be consummated at the time of the AMFM Merger. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

 PRO FORMA BASIS

         The pro forma financial information presents the results of operations of the Stations owned by the Company at March 31, 2000. The following pro forma financial information is not indicative of the actual results that would have been achieved had each Station been owned on January 1, 1999, nor is it indicative of the future results of operations.

PRO FORMA NET REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to net revenues.

                                                       THREE MONTHS ENDED
                                                          MARCH 31,                         YEAR ENDED
                                            -----------------------------------------      DECEMBER 31,
                                                    2000                 1999                  1999
                                            -------------------   -------------------   -------------------
                                                $           %         $            %       $           %
                                            --------       ----   --------       ----   --------       ----
          Gross Revenues:
               Local                        $ 10,978       51.5%  $ 11,272       52.1%  $ 48,260       53.0%
               National                        6,757       31.7%     7,169       33.2%    29,277       32.1%
               Political                         503        2.4%        49        0.2%       462         .5%
               Network compensation            1,199        5.6%     1,335        6.2%     5,214        5.7%
               Joint operating agreements        616        2.9%       711        3.3%     3,622        4.0%
               Trade and barter                  712        3.3%       570        2.6%     2,833        3.1%
               Other                             544        2.6%       511        2.4%     1,440        1.6%
                                            --------       ----   --------       ----   --------       ----
                   Total                      21,309      100.0%    21,617      100.0%    91,108      100.0%
          Agency and national
          representative commissions          (2,742)     (12.9%)   (2,872)     (13.3%)  (11,778)     (12.9%)
                                            --------       ----   --------       ----   --------       ----
          Net revenues                      $ 18,567       87.1%  $ 18,745       86.7%  $ 79,330       87.1%
                                            ========       ====   ========       ====   ========       ====

         Local and national revenues were generally down in each market and were adversely affected by a $0.2 million loss of General Motors money in the first quarter of 2000 as compared to the first quarter of 1999. Political revenues were approximately $0.5 million higher during the first quarter of 2000 as compared to 1999. Network compensation at WDTN was down due to a new contract negotiated in 1999.

PRO FORMA RESULTS OF OPERATIONS.

         Set forth below is a summary of the pro forma results of operations of the Company for the periods indicated and their percentages of net revenue.



                                                                 THREE MONTHS ENDED                    YEAR ENDED
                                                                      MARCH 31,                       DECEMBER 31,
                                                         ---------------------------------------   ------------------
                                                                 2000               1999                  1999
                                                         -----------------    ------------------   ------------------
                                                                % OF NET                % OF NET             % OF NET
                                                          $       REVENUES     $        REVENUES    $        REVENUES
                                                         ----     --------    ---       --------   ---       ---------
          Net Revenues:                              $ 18,567      100.0%  $ 18,745      100.0%  $ 79,330      100.0%

          Station Operating Expenses:
               Station operating                        6,086       32.8%     6,043       32.2%    24,170       30.5%
               Selling, general and administrative      5,153       27.8%     4,917       26.2%    18,866       23.8%
               Trade and barter                           641        3.5%       592        3.2%     2,896        3.7%
               Depreciation                             3,436       18.5%     3,194       17.0%    13,182       16.6%
               Amortization                             5,671       30.5%     5,541       29.6%    22,718       28.6%
               Corporate expenses                         802        5.3%       740        4.6%     3,500        4.4%
                                                     --------      -----   --------      -----   --------      -----
          Total station operating expenses             21,789      118.4%    21,027      112.8%    85,332      107.6%
                                                     --------      -----   --------      -----   --------      -----
          Operating (loss) income                    $ (3,222)     (18.4%) $ (2,282)     (12.8%) $ (6,002)      (7.6%)
                                                     ========      =====   ========      =====   ========      =====

         Station operating expenses other than depreciation, amortization and corporate expenses increased by $0.3 million or 2.5% to $11.9 million for the three months ended March 31, 2000 from $11.6 million for the three months ended March 31, 1999.

PRO FORMA BROADCAST CASH FLOW AND EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.

                                                                   THREE MONTHS ENDED         YEAR ENDED
                                                                        MARCH 31,            DECEMBER 31,
                                                                   ------------------        ------------
                                                                   2000          1999            1999
                                                                   ----          ----        ------------

          Operating loss                                       $ (3,222)       $ (2,282)       $ (6,002)
          Add:  Amortization of program rights                    1,506           1,507           5,818
                Depreciation of property and equipment            3,436           3,194          13,182
                Amortization of intangibles                       5,671           5,541          22,718
                Corporate overhead                                  802             740           3,500
          Less: Payments for program rights                      (1,501)         (1,479)         (5,938)
                                                               --------        --------        --------
          Broadcast cash flow                                     6,692           7,221          33,278
          Less: Corporate expenses                                 (802)           (740)         (3,500)
                                                               --------        --------        --------
          EBITDA                                               $  5,890        $  6,481        $ 29,778
                                                               ========        ========        ========
          Margins:
          Broadcast Cash Flow                                      36.0%           38.5%           41.9%
                                                               ========        ========        ========
          EBITDA                                                   31.7%           34.6%           37.5%
                                                               ========        ========        ========



                           PART II  OTHER INFORMATION

Item 6      Exhibits and Reports on Form 10-Q

(a)      EXHIBITS

         27.1 Financial Data Schedule  (1)

 (1)     Filed herewith

 (b)     REPORTS ON FORM 8-K

         On March 14, 2000 the Company filed an 8-K relating to the termination of the plan to acquire the Sinclair Stations.

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

                                                   STC BROADCASTING, INC.
                                                   ----------------------
                                                   Registrant

Date:    May 3, 2000                               By:  /s/ DAVID A. FITZ
                                                       -------------------
                                                   David A. Fitz
                                                   Senior Vice-President/
                                                   Chief Financial Officer