Form 10-Q
period 2000-06-30
STC BROADCASTING INC
filed 2000-08-04
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER: 333-29555

                             STC BROADCASTING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                    75-2676358
---------------------------------------------         ----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                        Identification Number)

           720 2nd AVENUE SOUTH                            (727) 821-7900
       ST. PETERSBURG, FLORIDA 33701                ----------------------------
  ---------------------------------------             (Registrant's telephone
  (Address of principal executive offices)          number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

As of August 4, 2000, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999                                        3 - 4

                  Consolidated Statements of Operations for the
                     Three Months Ended June 30, 2000 and 1999,
                     and the Six Months Ended June 30, 2000 and 1999           5

                  Consolidated Statement of Stockholder's Equity
                     for the Six Months Ended June 30, 2000                    6

                  Consolidated Statements of Cash Flows for the
                     Three Months Ended June 30, 2000 and 1999,
                     and the Six Months Ended June 30, 2000 and 1999           7

                  Notes to Consolidated Financial Statements              8 - 14

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                    15 - 25


                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                            26

ITEM 1.  FINANCIAL STATEMENTS

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                             (dollars in thousands)


                                                         June 30, 2000     December 31, 1999
                                                         -------------     -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $  3,863            $  3,909
   Accounts receivable, net                                   15,693              15,195
   Current portion of program rights                           5,220               6,356
   Other current assets                                        1,309               1,407
                                                            --------            --------
         Total current assets                                 26,085              26,867
                                                            --------            --------
PROPERTY AND EQUIPMENT, net                                   68,080              72,705
                                                            --------            --------
INTANGIBLE ASSETS, net
   FCC licenses                                               80,968              84,107
   Network affiliation agreements                            170,273             177,131
   Other                                                       2,743               2,958
                                                            --------            --------
         Net intangible assets                               253,984             264,196
                                                            --------            --------
OTHER ASSETS
   Deferred financing and acquisition costs, net               8,828              10,082
   Program rights, net of current portion                      9,424              10,323
                                                            --------            --------
         Total other assets                                   18,252              20,405
                                                            --------            --------
         Total assets                                       $366,401            $384,173
                                                            ========            ========








     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Balance Sheets (continued)
                  (dollars in thousands, except for share data)


                                                                 June 30, 2000       December 31, 1999
                                                                 -------------       -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $   4,098             $   5,443
   Accrued expenses                                                    2,670                 2,454
   Accrued interest expense                                            3,269                 3,291
   Current portion of long-term debt                                   6,500                 5,000
   Current portion of program rights payable                           5,372                 6,534
                                                                   ---------             ---------
         Total current liabilities                                    21,909                22,722
                                                                   ---------             ---------

LONG-TERM DEBT                                                       192,750               194,750

DEFERRED INCOME TAXES                                                 14,053                17,960

PROGRAM RIGHTS PAYABLE, net of current portion                         9,769                10,815

REDEEMABLE PREFERRED STOCK
   Series A                                                           46,421                43,196
   Series B                                                           26,135                24,305

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                                  --                    --
   Additional paid-in capital                                        112,212               112,212
   Accumulated deficit                                               (56,848)              (41,787)
                                                                   ---------             ---------
         Net stockholder's equity                                     55,364                70,425
                                                                   ---------             ---------
         Total liabilities and stockholder's equity                $ 366,401             $ 384,173
                                                                   =========             =========








     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                  (dollars in thousands, except for share data)


                                                          Three Months                  Six Months
                                                         Ended June 30                Ended June 30,
                                                      2000           1999           2000           1999
                                                    --------       --------       --------       --------
NET REVENUES                                        $ 21,756       $ 21,207       $ 40,323       $ 41,621
OPERATING EXPENSES:
  Station operating                                    5,754          6,018         11,840         12,984
  Selling, general and administrative                  5,085          5,084         10,238         10,447
  Trade and barter                                       783            712          1,424          1,355
  Depreciation of property and equipment               3,453          3,282          6,889          6,707
  Amortization of intangibles and other assets         5,690          5,605         11,361         11,492
  Corporate expenses                                     914            749          1,716          1,489
                                                    --------       --------       --------       --------
         Total operating expenses                     21,679         21,450         43,468         44,474
                                                    --------       --------       --------       --------
OPERATING INCOME (LOSS)                                   77           (243)        (3,145)        (2,853)

OTHER (EXPENSE) INCOME:
  Interest expense                                    (4,747)        (4,816)        (9,434)        (9,978)
  Expenses incurred in cancelled debt offering            --           (850)            --           (850)
  Expenses incurred in cancelled acquisition
      of Sinclair Stations                                --             --           (875)            --
  Other, net                                            (505)            16           (552)           (33)
                                                    --------       --------       --------       --------
NET LOSS BEFORE INCOME TAX BENEFIT                    (5,175)        (5,893)       (14,006)       (13,714)

INCOME TAX BENEFIT                                     1,200          2,857          4,000          5,382
                                                    --------       --------       --------       --------
NET LOSS                                              (3,975)        (3,036)       (10,006)        (8,332)

REDEEMABLE PREFERRED STOCK
   DIVIDENDS AND ACCRETION:
      SERIES A                                        (1,640)        (1,432)        (3,225)        (2,818)
      SERIES B                                          (930)          (599)        (1,830)          (917)
                                                    --------       --------       --------       --------
         TOTAL DIVIDENDS AND ACCRETION                (2,570)        (2,031)        (5,055)        (3,735)
                                                    --------       --------       --------       --------
NET LOSS APPLICABLE TO
     COMMON SHAREHOLDER                             $ (6,545)      $ (5,067)      $(15,061)      $(12,067)
                                                    ========       ========       ========       ========
BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                               $ (6,545)      $ (5,067)      $(15,061)      $(12,067)
                                                    ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   1,000          1,000          1,000          1,000
                                                    ========       ========       ========       ========




     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                     For the Six Months Ended June 30, 2000
                             (dollars in thousands)


                                                                                                Net
                                        Common            Additional       Accumulated     Stockholder's
                                         Stock         Paid-In Capital       Deficit          Equity
                                   --------------------------------------------------------------------
Balance, December 31, 1999         $            --         $112,212         $(41,787)         $ 70,425
Net loss applicable to
   common shareholder                           --               --          (15,061)          (15,061)
                                   ---------------         --------         --------          --------
Balance, June 30, 2000             $            --         $112,212         $(56,848)         $ 55,364
                                   ===============         ========         ========          ========

















     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                       Three Months                   Six Months
                                                                      Ended June 30,                Ended June 30,
                                                                   2000           1999           2000           1999
                                                                  -------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $(3,975)      $ (3,036)      $(10,006)      $ (8,332)
Adjustments to reconcile net income (loss)
   to net cash provided (used) in
   operating activities:
   Depreciation of property and equipment                           3,453          3,282          6,889          6,707
   Amortization of intangibles and other assets                     5,690          5,605         11,361         11,492
   Amortization of program rights                                   1,424          1,419          2,930          3,285
   Payments on program rights                                      (1,601)        (1,532)        (3,102)        (3,402)
   Deferred tax benefit                                            (1,200)        (2,870)        (4,000)        (5,407)
   Loss on disposal of property and equipment                         510             --            581            119
   Proceeds on surrender of insurance policy                           --             --            107             --
Change in operating assets and liabilities
   net of effects from acquired and disposed stations:
   Accounts receivable                                             (2,107)        (3,778)          (498)        (2,791)
   Other current assets                                              (466)          (502)            98         (1,021)
   Accounts payable and accrued expenses                            3,683          2,043         (1,151)        (2,882)
                                                                  -------       --------       --------       --------
         Net cash provided (used) in operating activities           5,411            631          3,209         (2,232)
                                                                  -------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WUPW-TV                                                 --           (277)            --        (74,448)
Capital expenditures                                               (1,964)        (1,371)        (2,881)        (2,388)
Other                                                                  14              1            126             99
                                                                  -------       --------       --------       --------
         Net cash used in investing activities                     (1,950)        (1,647)        (2,755)       (76,737)
                                                                  -------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under senior credit agreement                  --             --          2,000         41,000
Repayment of senior credit agreement                               (1,250)       (42,000)        (2,500)       (42,000)
Deferred acquisition and debt refinancing
   costs incurred                                                      --             63             --           (163)
Payment of Preferred Stock Dividend Series B                           --           (589)            --           (900)
Proceeds from sale of WROC, net of deferred gain                       --         44,970             --         44,970
Proceeds from sale of Redeemable
   Preferred Stock Series B, net of expenses                           --             --             --         37,100
                                                                  -------       --------       --------       --------
         Net cash (used in) provided by financing activities       (1,250)         2,444           (500)        80,007
                                                                  -------       --------       --------       --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                           2,211          1,428            (46)         1,038

CASH AND CASH EQUIVALENTS,
     BEGINNING BALANCE                                              1,652          4,957          3,909          5,347
                                                                  -------       --------       --------       --------
CASH AND CASH EQUIVALENTS,
     ENDING BALANCE                                               $ 3,863       $  6,385       $  3,863       $  6,385
                                                                  =======       ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
    Preferred dividends and accretion                             $ 2,570       $  2,031       $  5,055       $  2,835
    New program contracts                                         $   965       $  1,097       $  1,547       $  4,777
Cash paid for interest                                            $ 1,967       $  2,035       $  9,456       $  9,977




     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2000
          (dollars in thousands, except for share data and percentages)

1.       PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited consolidated financial statements present the consolidated financial statements of STC Broadcasting, Inc. ("STC") and Subsidiaries (the "Company"). STC is a wholly owned subsidiary of Sunrise Television Corp. ("Sunrise"). All of the common stock of Sunrise is owned by Sunrise Television Partners, L.P., of which the managing general partner is Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated ("Hicks Muse"). See additional information on subsequent changes in ownership of Sunrise in footnote 8. At June 30, 2000, the Company owned the following commercial television stations (the "Stations"):


                                                                                    Network
Station          Acquisition Date                     Market                      Affiliation
--------         ----------------                     ------                      -----------
WEYI             March 1, 1997          Flint, Saginaw-Bay City, Michigan             NBC
WTOV (1)         March 1, 1997          Wheeling, West Virginia and
                                                 Steubenville, Ohio                   NBC
WJAC (1)         October 1, 1997        Johnstown, Altoona, State College,
                                                 Pennsylvania                         NBC
KRBC             April 1, 1998          Abilene-Sweetwater, Texas                     NBC
KACB             April 1, 1998          San Angelo, Texas                             NBC
WDTN             June 1, 1998           Dayton, Ohio                                  ABC
WNAC             June 1, 1998           Providence, Rhode Island and
                                                 New Bedford, Massachusetts           FOX
KVLY             November 1, 1998       Fargo-Valley City, North Dakota               NBC
KFYR             November 1, 1998       Minot-Bismarck-Dickinson, North Dakota        NBC
KUMV             November 1, 1998       Minot-Bismarck-Dickinson, North Dakota        NBC
KQCD             November 1, 1998       Minot-Bismarck-Dickinson, North Dakota        NBC
KMOT             November 1, 1998       Minot-Bismarck-Dickinson, North Dakota        NBC
WUPW             February 1, 1999       Toledo, Ohio                                  FOX

(1) See footnote 9 for information on the pending sale of stations.

         The Company and various subsidiaries hold the assets of the Stations. One subsidiary, Smith Acquisition Company ("SAC") has a one percent equity interest controlled by Smith Broadcasting Group, Inc. ("SBG"). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. SBG's interest in SAC, which include WTOV and WNAC, represents an immaterial portion of the Company's total assets. See additional information on subsequent changes to ownership in footnote 8.

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

2.       LONG-TERM DEBT:

         Long-term debt consists of the following:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------

         Senior Subordinated Notes               $ 100,000         $ 100,000
         Senior Credit Agreement                    99,250            99,750
                                                 ---------         ---------
         Total long-term debt                      199,250           199,750
         Less: current portion                      (6,500)           (5,000)
                                                 ---------         ---------
         Long-term debt, net of current portion  $ 192,750         $ 194,750
                                                 =========         =========

         The following table shows interest expense for the periods indicated:

                                              Six Months Ended June 30,
                                          --------------------------------
                                            2000                     1999
                                          --------                --------

         Senior Subordinated Notes        $  5,500                $  5,500
         Senior Credit Agreement             3,934                   4,478
                                          --------                --------
         Total                            $  9,434                $  9,978
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

         On July 2, 1998, the Company entered into a Senior Credit Agreement which provides a $100,000 term loan facility and a $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company. The Company has entered into interest rate swap agreements to reduce the impact of changing interest rates on $95,000 of its variable rate borrowing under the Senior Credit Agreement. The base interest rate was fixed at 5.00% to 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.125% to 7.275% at June 30, 2000.

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

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates, transactions outside the ordinary course of business, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At June 30, 2000, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

3.       REDEEMABLE PREFERRED STOCK :

         Series A

         In March 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At June 30, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

         Series B

         On February 5, 1999, the Company entered into a $90,000 Redeemable Preferred Stock Series B bridge financing agreement ("Preferred Agreement"). Upon the acquisition of WUPW (see note 4), the Company sold $37,500 of Redeemable Preferred Stock Series B to investors to fund the acquisition and an escrow account for dividends. The Redeemable Preferred Stock Series B had a par value of $0.01 per share with a liquidation preference of $1,000 per share. Cash dividends were paid monthly at LIBOR for the applicable dividend period plus 125 basis points.

         On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement by a borrowing of $21,000 under the Senior Credit Agreement, a $15,000 contribution from Sunrise in the form of a capital contribution, and $1,500 of available cash. The availability for selling additional preferred stock under the Preferred Agreement was cancelled.

         On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At June 30, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series B.

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

4.       ACQUISITIONS AND DISPOSITION

2000 Transactions

         During the first six months of 2000, the Company neither entered into nor consummated any agreements relating to, any acquisition or disposition transactions. See footnote 9 for information on the sale of WTUV and WJAC.

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

         Rochester Disposition

         On March 3, 1999, the Company, STC License Company, a subsidiary of the Company, and Nexstar Broadcasting of Rochester, Inc. ("Nexstar") entered into an asset purchase agreement (the "Rochester Agreement") to sell to Nexstar the television broadcast license and operating assets of WROC, Rochester, New York for approximately $46,000 subject to adjustment for certain customary proration amounts. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43,000 and entered into a

 Time Brokerage Agreement with Nexstar under which Nexstar programmed most of the available time of WROC and retained the revenues from the sale of advertising time through the license closing on December 23, 1999. The Company recognized a gain of $4,500 from the sale.

5.       SEGMENT INFORMATION

         The Company has 11 reportable segments, two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas ("DMA") as defined by A. C. Nielsen Company.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Company's December 31, 1999 Annual Report on Form 10-K).

         The Company has no significant intersegment revenues or transfers other than that interest is allocated to subsidiaries of the Company but not divisions. All segments have local distinct management separate from senior corporate management. Each management team is evaluated based upon the results of operations of their station.

         The following table sets forth the aggregate information by segment groups and reconciles segment information to consolidated financial statements.

                                                   Net Revenue                    Net Loss
                                            -------------------------    ---------------------------
                                            Six Months   Three Months    Six Months     Three Months
                                              Ended         Ended          Ended           Ended
Segment Groups            Period             June 30       June 30        June 30         June 30
--------------            ------            ---------    ------------    ----------     ------------
50 - 75  DMA               2000             $  21,480     $  11,690      $  (4,675)      $  (1,406)
                           1999                20,625        11,585         (1,581)           (195)

76 - 125 DMA               2000                 8,188         4,450         (3,396)         (1,428)
                           1999                10,623         4,366         (2,204)           (484)

126 and above DMA          2000                10,655         5,616         (3,706)         (1,568)
                           1999                10,373         5,256         (2,848)         (1,260)

License Companies          2000                     -             -          5,939           2,969
                           1999                     -             -          1,430             547

Corporate                  2000                     -             -         (4,168)         (2,542)
                           1999                     -             -         (3,129)         (1,644)
                                            ---------     ---------      ---------       ---------
Company Totals             2000             $  40,323     $  21,756      $ (10,006)      $  (3,975)
                           1999             $  41,621     $  21,207      $  (8,332)      $  (3,036)
                                            =========     =========      =========       =========

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

7.       CANCELLED PRIVATE PLACEMENT

         During 1999, the Company and Sunrise intended to sell debt securities of Sunrise or preferred stock of the Company in a private placement to complete the Sinclair Agreement and to repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by additional capital contributions by Sunrise. The results of operations for the six months ended June 30, 1999 include a charge of $850 for expenses incurred in the cancelled private placement.

8.       CONTINGENCIES

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

         The recent changes to the FCC Ownership Rules may affect the Company's relationship with Smith Acquisition Company ("SAC"). The Company owns a substantial non-voting equity stake in SAC, which, with a wholly owned subsidiary, owns WNAC, Providence, Rhode Island and WTOV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC will be attributable. Accordingly, the Company, and parties to the Company, must consider whether their other broadcast interests, when viewed in combination with those of SAC, are consistent with all relevant FCC Ownership Rules. The Company concluded that a change was required to retain its interest in both WNAC and WTOV. See below for actions taken by the Company and Hicks Muse.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity and Mr. Hicks will have a continuing attributable interest. Because of the changes in FCC Ownership Rules and the AMFM Merger, the Company has taken certain actions to ensure that the Company remains in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to Smith Broadcasting Partners, L.P. which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000. The transfer of control of Sunrise by Hicks Muse to Smith Broadcasting Partners, L.P. will result in Smith Broadcasting Partners, L.P. holding all of the voting stock of Sunrise. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. Upon the transfer of control to Smith Broadcasting Partners, L.P. and the sale of these interests by Hicks Muse, which will be consummated at the time of the AMFM Merger, Hicks Muse's interest in Sunrise and the Company will no longer be attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000. This conversion will be consummated at the time of the AMFM Merger. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.


9.       SALE OF WTOV AND WJAC


         On July 6, 2000, the Company entered into an agreement with Cox Communications, Inc. ("Cox") to sell to Cox all of the capital stock of WJAC, Incorporated for $70,000. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a second transaction, SAC and Smith Acquisition License Company, subsidiaries of the Company, entered into an agreement with Cox to sell the assets of WTOV, the NBC affiliate in Steubenville, Ohio, to Cox for $58,000. These transactions are subject to adjustment for certain customary proration amounts. Closing of these transactions is subject to customary conditions, including review by the DOJ and the FCC. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox will program most of the available time on WJAC and WTOV and will retain the revenues from such sales of advertising time. Cox will pay the company a $750 monthly fee under the two TBAs plus reimburse the Company's out of pocket costs.

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

         In the discussion comparing the three months and six months ended June 30, 2000 and 1999, WEYI, KRBC/KACB, WDTN, WNAC, KVLY, KFYR, KMOT, KUMV, and KQCD will be referred to as Core Stations. WTOV and WJAC will be referred to as the Cox Stations. See footnote 9 to the financial statements for information on pending sale of these stations to Cox Communications, Inc. The acquisition of television station WUPW closed on February 1, 1999. The sale of the non-license assets of WROC, and the entering into of a time brokerage agreement, will be referred to as the WROC Sale and was effective April 1, 1999 and the WROC license closing was on December 23, 1999.


HISTORICAL PERFORMANCE

All dollars presented in table form are shown in thousands.


BROADCAST CASH FLOW AND EBITDA:

The following table sets forth a computation of Broadcast Cash Flow and EBITDA for the periods indicated.


                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                    2000           1999           2000            1999
                                                  -------        -------        --------        --------

Operating Income (Loss)                           $    77        $  (243)       $ (3,145)       $ (2,853)
Add:  Amortization of program rights                1,424          1,419           2,930           3,285
      Depreciation of property and equipment        3,453          3,282           6,889           6,707
      Amortization of intangibles                   5,690          5,605          11,361          11,492
      Corporate expenses                              914            749           1,716           1,489
Less: Payments for program rights                  (1,601)        (1,532)         (3,102)         (3,402)
                                                  -------        -------        --------        --------
      Broadcast Cash Flow                           9,957          9,280          16,649          16,718
Less: Corporate expenses                             (914)          (749)         (1,716)         (1,489)
                                                  -------        -------        --------        --------
         EBITDA                                   $ 9,043        $ 8,531        $ 14,933        $ 15,229
                                                  =======        =======        ========        ========
Broadcast Cash Flow margin                           45.8%          43.8%           41.3%           40.2%
                                                  =======        =======        ========        ========
EBITDA margin                                        41.6%          40.2%           37.0%           36.6%
                                                  =======        =======        ========        ========


NET REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                                     Three Months Ended                              Six Months Ended
                                                          June 30,                                       June 30,
                                                2000                   1999                    2000                    1999
                                         -----------------      ------------------      -----------------      ------------------
                                            $          %            $          %           $          %            $           %
                                         --------    -----      --------     -----      --------    -----      --------     -----

Gross Revenues:
     Local                               $ 12,867     51.6%     $ 12,650      51.8%     $ 23,845     51.5%     $ 24,783      51.6%
     National                               7,828     31.4%        8,331      34.1%       14,585     31.5%       16,383      34.1%
     Political                                607      2.4%          119       0.5%        1,110      2.4%          168       0.3%
     Network Compensation                   1,214      4.9%        1,322       5.4%        2,413      5.2%        2,789       5.8%
     Joint Operating Agreements (1)         1,300      5.2%          914       3.7%        1,916      4.2%        1,625       3.4%
     Trade and barter                         751      3.0%          727       3.0%        1,463      3.2%        1,379       2.9%
     Other                                    389      1.5%          375       1.5%          933      2.0%          899       1.9%
                                         --------    -----      --------     -----      --------    -----      --------     -----
Total                                      24,956    100.0%       24,438     100.0%       46,265    100.0%       48,026     100.0%
Agency and national
   representative commissions              (3,200)   (12.8%)      (3,231)    (13.2%)      (5,942)   (12.8%)      (6,405)    (13.3%)
                                         --------    -----      --------     -----      --------    -----      --------     -----
Net revenue                              $ 21,756     87.2%     $ 21,207      86.8%     $ 40,323     87.2%     $ 41,621      86.7%
                                         ========    =====      ========     =====      ========    =====      ========     =====

---------------
(1) Represents 50% of the broadcast cash flow of WNAC and WPRI.


RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenues.


                                                     Three Months Ended                              Six Months Ended
                                                          June 30,                                       June 30,
                                                 2000                   1999                    2000                    1999
                                         -----------------      ------------------      -----------------      ------------------
                                            $          %            $          %           $          %            $           %
                                         --------    -----      --------     -----      --------    -----      --------     -----

Net revenues:                             $21,756    100.0%     $ 21,207     100.0%     $ 40,323    100.0%     $ 41,621     100.0%

Operating Expenses:
     Station operating                      5,754     26.4%        6,018      28.4%       11,840     29.4%       12,984      31.2%
     Selling, General & Administrative      5,085     23.4%        5,084      24.0%       10,238     25.4%       10,447      25.1%
     Trade and barter                         783      3.6%          712       3.4%        1,424      3.5%        1,355       3.3%
     Depreciation                           3,453     15.9%        3,282      15.5%        6,889     17.1%        6,707      16.1%
     Amortization                           5,690     26.2%        5,605      26.4%       11,361     28.2%       11,492      27.6%
     Corporate expenses                       914      4.1%          749       3.5%        1,716      4.2%        1,489       3.6%
                                          -------    -----      --------     -----      --------    -----      --------     -----
            Total operating expenses       21,679     99.6%     $ 21,450     101.2%       43,468    107.8%     $ 44,474     106.9%
                                          -------    -----      --------     -----      --------    -----      --------     -----
            Operating income (loss)       $    77       .4%     $   (243)     (1.2%)    $ (3,145)    (7.8%)    $ (2,853)     (6.9%)
                                          =======    =====      ========     =====      ========    =====      ========     =====


SUMMARY INFORMATION

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

         The following table details how the different groupings affected the change in operating income between the three months ended June 30, 2000 and June 30, 1999.


                                             Core       WUPW       WROC       Cox
                                           Stations  Acquisition   Sale     Stations      Total
                                           --------  -----------   ----     --------      -----

Net revenues                                $ 398       $(16)      $(59)      $ 226       $ 549
Operating Expenses:
   Station Operating                         (242)       (13)       (29)         20        (264)
   Selling, General and Administrative         85          5        (21)        (68)          1
   Trade and Barter                            (4)        33          0          42          71
   Depreciation                               121         31          0          19         171
   Amortization                                11         (1)         0          75          85
   Corporate Expenses                         165          0          0           0         165
                                            -----       ----       ----       -----       -----
Operating Income (Loss)                     $ 262       $(71)      $ (9)      $ 138       $ 320
                                            =====       ====       ====       =====       =====



SUMMARY INFORMATION

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         The following table details how the different groupings affected the change in operating income between the six months ended June 30, 2000 and June 30, 1999.


                                             Core       WUPW          WROC         Cox
                                           Stations  Acquisition      Sale       Stations      Total
                                           --------  -----------    -------      --------     -------

Net revenues                                $ 247       $ 773       $(2,498)      $ 180       $(1,298)
Operating Expenses:
   Station Operating                         (295)        227        (1,200)        124        (1,144)
   Selling, General and Administrative        173         331          (645)        (68)         (209)
   Trade and Barter                            53          77          (127)         66            69
   Depreciation                               286         113          (285)         68           182
   Amortization                               (20)        410          (670)        149          (131)
   Corporate Expenses                         227           0             0           0           227
                                            -----       -----       -------       -----       -------
Operating Income (Loss)                     $(177)      $(385)      $   429       $(159)      $  (292)
                                            =====       =====       =======       =====       =======



OTHER ITEMS

Interest Expense

         Interest expense decreased by $0.1 million to $4.7 million for the three months ended June 30, 2000, from $4.8 million for the three months ended June 30, 1999 and decreased by $0.6 million to $9.4 million for the six months ended June 30, 2000, from $10.0 million for the six months ended June 30, 1999. The majority of such decrease was due to lower outstanding balances on the Senior Credit Agreement during the comparative periods offset by slightly higher effective interest rates.

Expenses Incurred in Cancelled Acquisition of Sinclair Stations

         During the first quarter of 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the DOJ on a timely basis.

Expenses Incurred in Cancelled Debt Offering

         During the second quarter of 1999, the Company and Sunrise contemplated selling either debt securities of Sunrise or preferred stock of the Company in a private placement to fund the acquisition under the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The three months and six months ended June 30, 1999 include an $850 million charge for the cancelled debt offering.

Income Tax Benefit

         Income tax benefits decreased by $1.7 million to $1.2 million for the three months ended June 30, 2000 from $2.9 million tax benefit for the three months ended June 30, 1999 and decreased by $1.4 million to $4.0 million for the six months ended June 30, 2000 from $5.4 million tax benefit for the six months ended June 30, 1999, due primarily to the effect of increases in valuation allowance for deferred tax assets associated with net operating loss carryforwards of nonqualifying subsidiaries.

Other, net

         A majority of the amount for the second quarter of 2000 is a result of loss on disposal of assets replaced by the Company.

Dividends

         Redeemable preferred stock dividends and accretion increased by $0.6 million to $2.6 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999 and increased $1.4 million to $5.1 million for the six months ended June 30, 2000 from $3.7 million for the six months ended June 30, 1999. The increases are a result of the higher rate of interest on the Series B Preferred Stock issued in December 1999 as compared to the initial issuance of the Series B Preferred Stock in the first quarter of 1999 and to higher outstanding balances on the Series A Preferred Stock.

Net Loss Applicable to Common Shareholder

         Net loss increased by $1.4 million to $6.5 million for the three months ended June 30, 2000 from a net loss of $5.1 million for the three months ended June 30, 1999 and increased $2.9 million to $15.0 million for the six months ended June 30, 2000 from $12.1 million for the six months ended June 30, 1999 for the reasons stated above.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had $3.9 million in cash balances and net working capital of $4.2 million. The Company's primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows provided by operating activities increased by $5.4 million to $3.2 million for the six months ended June 30, 2000 from cash used by operations of $2.2 million for the six months ended June 30, 1999. The Company made interest and film payments of $9.4 million and $3.1 million, respectively, during the six months ended June 30, 2000 compared to payments of $10.0 million and $3.4 million for the six months ended June 30, 1999.

         Net cash flows used in investing activities decreased by $73.9 million to $2.8 million for the six months ended June 30, 2000 from $76.7 million for the six months ended June 30, 1999. In 1999, the Company expended $74.4 million to complete the acquisition of WUPW with no comparable activity during the first six months of 2000. Capital expenditures were $2.9 and $2.4 million for the six months ended June 30, 2000 and 1999, respectively.

         Net cash flows used in financing activities increased by $80.5 million to $0.5 million for the six months ended June 30, 2000 from $80.0 million provided by financing activities for the six months ended June 30, 1999. In 1999, the Company sold Redeemable Preferred Stock Series B for $37.1 million, borrowed $41.0 million under the Senior Credit Agreement, received proceeds from the sale of WROC of $45.0 million and repaid the Senior Credit Agreement in the amount of $42.0 million.

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

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million Term Loan Facility and $65.0 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At June 30, 2000, the Company had outstanding $96.5 million on the term loan facility and $2.8 million under the revolving loan facility.

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

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At June 30, 2000, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

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


CAPITAL EXPENDITURES

         Capital expenditures were $2.9 million and $2.4 million for the six month periods ended June 30, 2000 and 1999, respectively. Maintenance capital expenditures are anticipated to be $5.0 million for the year ended December 31, 2000. The Company anticipates that digital television will require an additional minimum expenditure of between $1.5 and $2.5 million per station to develop facilities necessary for transmitting a digital signal with initial expenditures beginning in 2000 in the amount of approximately $4.0 million.


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

         The Company was exposed to minimal market risk related to interest rates as of June 30, 2000. The Company's Senior Subordinate Debt is fixed at 11% and is due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275% at June 30, 2000. On February 9, 1999, the Company entered into a two-year interest rate swap agreement to reduce the impact of changing interest rates on $40.0 million of its floating rate borrowings from the Senior Credit Agreement. The interest rate was fixed at 5.06% plus applicable borrowing margin. Due to the issuance by the Company on December 30, 1999 of $25.0 million of Redeemable Preferred Stock Series B to Sunrise and the subsequent reduction in outstanding balances under the Senior Credit Agreement, the Company terminated the swap agreement, but simultaneously entered into a new swap agreement that fixed the interest rate on $25.0 million of its floating rate borrowings for 18 months at 5%, plus the applicable borrowing margin (currently 2.125%), for an overall borrowing rate of 7.125% at June 30, 2000. The variable interest rates on these interest rate swap contracts are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement are performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the operations of the Company. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.


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


EMPLOYEES

         As of June 30, 2000, the Company had approximately 606 full-time and 75 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 41 employees. WTOV has a contract with AFTRA that expires January 29, 2002 and a contract with International Brotherhood of Electrical Workers (IBEW) that expires on November 30, 2000 with respect to 27 and 18 employees, respectively. WJAC has a contract with International Alliance of Theatrical Stage Employees that expires on September 30, 2002 with respect to 48 employees. WDTN has a contract with the IBEW that expires July 1, 2003 with respect to 52 employees. KFYR has a contract with IBEW that expires on September 9, 2003 with respect to 9 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.


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


NETWORK AFFILIATION AGREEMENTS

         In July 1999, the Fox Network entered into an agreement with WNAC and WUPW which required the affiliates to buy prime time spots from the network. The Company's agreements with Fox Network commenced on July 15, 1999 and terminate on June 30, 2002. As a result of this agreement, the Company does not expect its broadcast cash flow with respect to WNAC and WUPW to decrease a significant amount.

         In July 1999, the ABC Network entered into an agreement with WDTN-TV which required that WDTN contribute approximately $0.3 million to the network in return for additional prime time spots. The agreement contains certain additional items related to children clearances, NFL inventory, the Soap Channel cable revenue sharing and entertainment sports and news exclusivity. The agreement will be for three years beginning August 1, 1999. As a result of this agreement, the Company does not expect its broadcast cash flow with respect to WDTN to decrease by a significant amount.


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

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM will be merged with and into Merger Sub and will become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). Thomas O. Hicks, who is the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity and Mr. Hicks will have a continuing attributable interest. Because of the changes in FCC Ownership Rules and the AMFM Merger, the Company has taken certain actions to ensure that the Company remains in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to Smith Broadcasting Partners, L.P. which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000. The transfer of control of Sunrise by Hicks Muse to Smith Broadcasting Partners, L.P. will result in Smith Broadcasting Partners, L.P. holding all of the voting stock of Sunrise. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. Upon the transfer of control to Smith Broadcasting Partners, L.P. and the sale of these interests by Hicks Muse, which will be consummated at the time of the AMFM Merger, Hicks Muse's interest in Sunrise and the Company will no longer be attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000. This conversion will be consummated at the time of the AMFM Merger. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.


SALE OF WJAC AND WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Communications, Inc. (Cox) to sell to Cox all the capital stock of WJAC, Incorporated for $70.0 million. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a second transaction, SAC and Smith Acquisition License Company, subsidiaries of the Company, entered into an agreement with Cox to sell the assets of WTOV, the NBC affiliate in Steubenville, Ohio, to Cox for $58.0 million. These transactions are subject to adjustment for certain customary proration amounts. Closing of these transactions is subject to customary conditions, including review by the DOJ and the FCC. On August 4, 2000, the Company entered into Time Brokerage Agreements (TBAs) with Cox under which Cox will program most of the available time on WJAC and WTOV and will retain the revenues from such sales of advertising time. Cox will pay the Company a $0.8 million monthly fee under the two TBAs plus reimburse the Company's out of pocket costs.


PRO FORMA BASIS

         The pro forma financial information presents the results of operations of the Stations owned by the Company at June 30, 2000 for all periods presented with the pro forma exclusion of WJAC and WTOV. The following pro forma financial information is not indicative of the actual results that would have been achieved had each Station been owned on January 1, 1999, nor is it indicative of the future results of operations.

PRO FORMA NET REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                                    Six Months Ended                               Year Ended
                                                         June 30,                                 December 31,
                                               2000                        1999                       1999
                                     ----------------------      ----------------------      ----------------------
                                        $               %           $               %           $               %
                                     --------         -----      --------         -----      --------         -----

Gross Revenues:
     Local                           $ 18,924          52.5%     $ 18,820          52.3%     $ 37,531          52.9%
     National                          11,053          30.7%       12,190          33.8%       23,026          32.5%
     Political                            812           2.3%          135           0.4%          379           0.6%
     Network compensation               1,463           4.1%        1,700           4.7%        3,263           4.6%
     Joint operating agreements         1,916           5.3%        1,625           4.6%        3,622           5.1%
     Trade and barter                   1,027           2.9%          901           2.5%        2,020           2.8%
     Other                                797           2.2%          609           1.7%        1,085           1.5%
                                     --------         -----      --------         -----      --------         -----
            Total                      35,992         100.0%       35,980         100.0%       70,926         100.0%
Agency and national
representative commissions             (4,608)        (12.8%)      (4,845)        (13.5%)      (9,304)        (13.1%)
                                     --------         -----      --------         -----      --------         -----
Net revenues                         $ 31,384          87.2%     $ 31,135          86.5%     $ 61,622          86.9%
                                     ========         =====      ========         =====      ========         =====


         Local and national revenues on a combined basis were generally flat to slightly down in each market, except WEYI. WEYI has experienced problems within the sales management area and key management positions have been strengthened to address these sales shortfalls. Political revenues were up approximately $0.7 million for the six months of 2000 as compared to the similar period in 1999. Network compensation at WDTN was down due to a new contract negotiated in July 1999.


PRO FORMA RESULTS OF OPERATIONS.

         Set forth below is a summary of the pro forma results of operations of the Company for the periods indicated and their percentages of net revenue.


                                                                 Six Months Ended                            Year Ended
                                                                     June 30,                               December 31,
                                                         2000                       1999                        1999
                                              ----------------------      ----------------------      ----------------------
                                                  $           % of Net        $           % of Net        $           % of Net
                                                              Revenues                    Revenues                    Revenues
                                              --------        --------    --------        --------    --------        --------

Net Revenues                                  $ 31,384         100.0%     $ 31,135         100.0%     $ 61,622         100.0%

Station Operating Expenses:
     Station operating                           9,102          29.0%        9,416          30.2%       18,779          30.5%
     Selling, general and administrative         8,117          25.9%        7,791          25.0%       14,670          23.8%
     Trade and barter                              980           3.1%          927           3.0%        2,068           3.4%
     Depreciation                                5,652          18.0%        5,312          17.1%       10,801          17.5%
     Amortization                                8,654          27.6%        8,677          27.9%       17,810          28.9%
     Corporate expenses                          1,716           5.5%        1,489           4.8%        3,499           5.7%
                                              --------         -----      --------         -----      --------         -----
Total station operating expenses                34,221         109.1%       33,612         108.0%       67,627         109.8%
                                              --------         -----      --------         -----      --------         -----
Operating Loss                                $ (2,837)         (9.1%)    $ (2,477)         (8.0%)    $ (6,005)         (9.8%)
                                              ========         =====      ========         =====      ========         =====


         Station operating expenses other than depreciation, amortization and corporate expenses increased by $0.1 million or 1.0% to $18.2 million for the six months ended June 30, 2000 from $18.1 million for the six months ended June 30, 1999.


PRO FORMA BROADCAST CASH FLOW AND EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.


                                                         Six Months Ended           Year Ended
                                                             June 30,              December 31,
                                                       2000            1999            1999
                                                     --------        --------      ------------

Operating loss                                       $ (2,837)       $ (2,477)       $ (6,005)

Add:  Amortization of program rights                    2,379           2,441           4,968
      Depreciation of property and equipment            5,652           5,312          10,801
      Amortization of intangibles                       8,654           8,677          17,810
      Corporate overhead                                1,716           1,489           3,499
Less: Payments for program rights                      (2,573)         (2,456)         (5,017)
                                                     --------        --------        --------
Broadcast Cash Flow                                    12,991          12,986          26,056
Less: Corporate expenses                               (1,716)         (1,489)         (3,499)
                                                     --------        --------        --------
EBITDA                                               $ 11,275        $ 11,497        $ 22,557
                                                     ========        ========        ========
Margins:
Broadcast Cash Flow                                      41.4%           41.7%           42.3%
                                                     ========        ========        ========
EBITDA                                                   35.9%           36.9%           36.6%
                                                     ========        ========        ========




PART II

Item 6   Exhibits and Reports on Form 10-Q

(a)      Exhibits
         --------

         2.1 Asset Purchase Agreement by and among Smith Acquisition Company, Smith Acquisition License Company and Cox Broadcasting, Inc. for television station WTOV-TV, Steubenville, Ohio. (1)

         2.2 Stock Purchase Agreement by and among STC Broadcasting, Inc., WJAC, Incorporated and Cox Broadcasting, Inc. for television station WJAC-TV, Johnstown, Pennsylvania. (1)

         27.1 Financial Data Schedule (2)

(1) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. filed July 10, 2000

(2)      Filed herewith

(b)      Reports on Form 8-K
         -------------------

         On March 14, 2000 the Company filed an 8-K relating to the termination of the plan to acquire the Sinclair Stations.

         On July 10, 2000 the Company filed an 8-K relating to the sale of WJAC-TV and WTOV-TV to Cox Communications, Inc.

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


                                       STC Broadcasting, Inc.
                                       ----------------------
                                             Registrant


Date: August 4, 2000                   By: /s/ David A. Fitz
                                          -------------------------------------
                                               David A. Fitz
                                               Senior Vice-President/
                                               Chief Financial Officer