Form 10-Q
period 2000-09-30
STC BROADCASTING INC
filed 2000-11-08
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER: 333-29555
                                                ---------

                             STC BROADCASTING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                  75-2676358
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                        Identification Number)

            720 2nd AVENUE SOUTH                           (727) 821-7900
  ----------------------------------------          ----------------------------
       ST. PETERSBURG, FLORIDA 33701                  (Registrant's telephone
  (Address of principal executive offices)          number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                 No [ ]

As of November 8, 2000, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

                                                                         PAGE

                       PART I. FINANCIAL INFORMATION

ITEM 1.        UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of September 30, 2000
                    and December 31, 1999                               3 - 4

               Consolidated Statements of Operations for
                  the Three Months Ended September 30, 2000
                  and 1999, and the Nine Months Ended
                  September 30, 2000 and 1999                           5

               Consolidated Statement of Stockholder's Equity
                  for the Nine Months Ended September 30, 2000          6

               Consolidated Statements of Cash Flows for
                  the Three Months Ended September 30, 2000
                  and 1999, and the Nine Months Ended
                  September 30, 2000 and 1999                           7

               Notes to Consolidated Financial Statements               8 - 15

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                      15 - 26

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                              26

                        PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                        26

ITEM 5.        OTHER INFORMATION                                        26 - 27

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                         27 - 28

ITEM 1.  FINANCIAL STATEMENTS

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                             (dollars in thousands)


                                                     September 30, 2000    December 31, 1999
                                                     ------------------    -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $  3,492            $  3,909
   Accounts receivable, net                                   12,787              15,195
   Current portion of program rights                           7,036               6,356
   Other current assets                                        1,305               1,407
                                                            --------            --------
            Total current assets                              24,620              26,867
                                                            --------            --------
PROPERTY AND EQUIPMENT, net                                   65,255              72,705
                                                            --------            --------
INTANGIBLE ASSETS, net
   FCC licenses                                               79,398              84,107
   Network affiliation agreements                            166,844             177,131
   Other                                                       2,706               2,958
                                                            --------            --------
            Net intangible assets                            248,948             264,196
                                                            --------            --------
OTHER ASSETS
   Deferred financing and acquisition costs, net               8,200              10,082
   Program rights, net of current portion                      6,750              10,323
                                                            --------            --------
            Total other assets                                14,950              20,405
                                                            --------            --------
            Total assets                                    $353,773            $384,173
                                                            ========            ========




     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Balance Sheets (continued)
                  (dollars in thousands, except for share data)


                                                              September 30, 2000     December 31, 1999
                                                              ------------------     -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $   2,864             $   5,443
   Accrued expenses                                                    2,317                 2,454
   Accrued interest expense                                              519                 3,291
   Current portion of long-term debt                                   7,250                 5,000
   Current portion of program rights payable                           7,264                 6,534
                                                                   ---------             ---------
            Total current liabilities                                 20,214                22,722
                                                                   ---------             ---------

LONG-TERM DEBT                                                       190,750               194,750

DEFERRED INCOME TAXES                                                  4,953                17,960

PROGRAM RIGHTS PAYABLE, net of current portion                         6,862                10,815

REDEEMABLE PREFERRED STOCK
   Series A                                                           48,116                43,196
   Series B                                                           27,097                24,305

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                                  --                    --
   Additional paid-in capital                                        112,212               112,212
   Accumulated deficit                                               (56,431)              (41,787)
                                                                   ---------             ---------
            Net stockholder's equity                                  55,781                70,425
                                                                   ---------             ---------
            Total liabilities and stockholder's equity             $ 353,773             $ 384,173
                                                                   =========             =========




     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                  (dollars in thousands, except for share data)


                                                        Three Months                 Nine Months
                                                     Ended September 30,         Ended September 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
NET REVENUES                                       $ 18,815      $ 18,223      $ 59,138      $ 59,844

OPERATING EXPENSES:
  Station operating                                   5,017         6,063        16,857        19,047
  Selling, general and administrative                 4,417         4,496        14,655        14,943
  Trade and barter                                      538           671         1,962         2,026
  Depreciation of property and equipment              3,533         3,194        10,422         9,901
  Amortization of intangibles and other assets        5,681         5,616        17,042        17,108
  Corporate expenses                                    859           858         2,575         2,347
                                                   --------      --------      --------      --------
            Total operating expenses                 20,045        20,898        63,513        65,372
                                                   --------      --------      --------      --------
OPERATING LOSS                                       (1,230)       (2,675)       (4,375)       (5,528)

OTHER EXPENSE:
  Interest expense                                   (4,767)       (5,038)      (14,201)      (15,016)
  Expenses incurred in cancelled debt offering           --            --            --          (850)
  Expenses incurred in cancelled acquisition
      of Sinclair Stations                               --            --          (875)           --
  Other, net                                            (29)         (182)         (581)         (215)
                                                   --------      --------      --------      --------
NET LOSS BEFORE INCOME TAX BENEFIT                   (6,026)       (7,895)      (20,032)      (21,609)

INCOME TAX BENEFIT                                    9,100         2,494        13,100         7,876
                                                   --------      --------      --------      --------
NET INCOME (LOSS)                                     3,074        (5,401)       (6,932)      (13,733)

REDEEMABLE PREFERRED STOCK
   DIVIDENDS AND ACCRETION:
      SERIES A                                       (1,695)       (1,482)       (4,920)       (4,300)
      SERIES B                                         (962)         (674)       (2,792)       (1,591)
                                                   --------      --------      --------      --------
            TOTAL DIVIDENDS AND ACCRETION            (2,657)       (2,156)       (7,712)       (5,891)
                                                   --------      --------      --------      --------
NET INCOME (LOSS) APPLICABLE TO
     COMMON SHAREHOLDER                            $    417      $ (7,557)     $(14,644)     $(19,624)
                                                   ========      ========      ========      ========
BASIC AND DILUTED NET INCOME (LOSS)
     PER COMMON SHARE                              $    417      $ (7,557)     $(14,644)     $(19,624)
                                                   ========      ========      ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  1,000         1,000         1,000         1,000
                                                   ========      ========      ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                  For the Nine Months Ended September 30, 2000
                             (dollars in thousands)


                                                                                                      Net
                                           Common             Additional       Accumulated       Stockholder's
                                           Stock           Paid-In Capital       Deficit            Equity
                                     -------------------------------------------------------------------------
Balance, December 31, 1999           $            --          $112,212          $(41,787)          $ 70,425

Net loss applicable to
   common shareholder                             --                --           (14,644)           (14,644)
                                     ---------------          --------          --------           --------
Balance, September 30, 2000          $            --          $112,212          $(56,431)          $ 55,781
                                     ===============          ========          ========           ========




     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                       Three Months              Nine Months
                                                                    Ended September 30,      Ended September 30,
                                                                     2000        1999         2000         1999
                                                                   -------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $ 3,074     $ (5,401)    $ (6,932)    $(13,733)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
   Depreciation of property and equipment                            3,533        3,194       10,422        9,901
   Amortization of intangibles and other assets                      5,681        5,616       17,042       17,108
   Amortization of program rights                                    1,148        1,420        4,078        4,705
   Payments on program rights                                       (1,259)      (1,455)      (4,361)      (4,857)
   Deferred tax benefit                                             (9,100)      (2,309)     (13,100)      (7,716)
   Loss on disposal of property and equipment                           94          264          675          383
   Proceeds on surrender of insurance policy                            --           --          107           --
Change in operating assets and liabilities net of effects from acquired and disposed stations:
   Accounts receivable                                               2,906        3,194        2,408          403
   Other current assets                                                  4          157          102         (864)
   Accounts payable and accrued expenses                            (4,337)      (3,892)      (5,488)      (6,774)
                                                                   -------     --------     --------     --------
            Net cash provided by (used in) operating activities      1,744          788        4,953       (1,444)
                                                                   -------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WUPW-TV                                                  --          (39)          --      (74,487)
Capital expenditures                                                  (795)      (1,474)      (3,676)      (3,862)
Other, net                                                             (70)          (5)          56           94
                                                                   -------     --------     --------     --------
            Net cash used in investing activities                     (865)      (1,518)      (3,620)     (78,255)
                                                                   -------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under senior credit agreement                   --       21,000        2,000       62,000
Repayment of senior credit agreement                                (1,250)      (1,000)      (3,750)     (43,000)
Deferred acquisition and debt refinancing
   costs incurred                                                       --          (20)          --         (183)
Retirement of Preferred Stock Series B                                  --      (37,500)          --      (37,500)
Payment of Preferred Stock Dividend Series B                            --         (291)          --       (1,191)
Capital contribution by parent                                          --       15,000           --       15,000
Proceeds from sale of WROC, net of deferred gain                        --           (3)          --       44,967
Proceeds from sale of Redeemable
   Preferred Stock Series B, net of expenses                            --           --           --       37,100
                                                                   -------     --------     --------     --------
            Net cash (used in) provided by financing activities     (1,250)      (2,814)      (1,750)      77,193
                                                                   -------     --------     --------     --------
NET DECREASE IN CASH
     AND CASH EQUIVALENTS                                             (371)      (3,544)        (417)      (2,506)

CASH AND CASH EQUIVALENTS,
     BEGINNING BALANCE                                               3,863        6,385        3,909        5,347
                                                                   -------     --------     --------     --------
CASH AND CASH EQUIVALENTS,
     ENDING BALANCE                                                $ 3,492     $  2,841     $  3,492     $  2,841
                                                                   =======     ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
    Preferred dividends and accretion                              $ 2,657     $  1,865     $  7,712     $  4,700
    New program contracts                                          $   530     $  1,058     $  2,077     $  5,835
Cash paid for interest                                             $ 7,517     $  7,850     $ 16,973     $ 17,827

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2000
          (dollars in thousands, except for share data and percentages)

1. PRINCIPLES OF CONSOLIDATION:

         The accompanying unaudited consolidated financial statements present the consolidated financial statements of STC Broadcasting, Inc. ("STC") and Subsidiaries (the "Company"). STC is a wholly owned subsidiary of Sunrise Television Corp. ("Sunrise"). All of the voting common stock of Sunrise, one share, is owned by Smith Broadcasting Partners, LP ("SBPLP"). SBPLP is a limited partnership owned by the four senior managers of the Company and is controlled by Smith Broadcasting Group, Inc. ("SBG"). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. All of the non voting common stock of Sunrise (891,499 shares) is owned by Sunrise Television Partners, L.P., of which the managing general partner is controlled by Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated ("Hicks Muse") (see note 8). At September 30, 2000, the Company owned the following commercial television stations (the "Stations"):


                                                                                               Network
Station                    Acquisition Date                     Market                       Affiliation
--------                   ----------------                     ------                       -----------
WEYI                       March 1, 1997        Flint, Saginaw-Bay City, Michigan                 NBC
WTOV (1)                   March 1, 1997        Wheeling, West Virginia and
                                                       Steubenville, Ohio                         NBC
WJAC (1)                   October 1, 1997      Johnstown, Altoona, State College,
                                                       Pennsylvania                               NBC
KRBC                       April 1, 1998        Abilene-Sweetwater, Texas                         NBC
KACB                       April 1, 1998        San Angelo, Texas                                 NBC
WDTN                       June 1, 1998         Dayton, Ohio                                      ABC
WNAC (2)                   June 1, 1998         Providence, Rhode Island and
                                                       New Bedford, Massachusetts                 FOX
KVLY                       November 1, 1998     Fargo-Valley City, North Dakota                   NBC
KFYR                       November 1, 1998     Minot-Bismarck-Dickinson, North Dakota            NBC
KUMV                       November 1, 1998     Minot-Bismarck-Dickinson, North Dakota            NBC
KQCD                       November 1, 1998     Minot-Bismarck-Dickinson, North Dakota            NBC
KMOT                       November 1, 1998     Minot-Bismarck-Dickinson, North Dakota            NBC
WUPW                       February 1, 1999     Toledo, Ohio                                      FOX

(1) See footnote 9 for information on the pending sale of stations.
(2) See footnote 10 for information on pending acquisition in the Providence market.

         The Company and various subsidiaries hold the assets of the Stations. One subsidiary, Smith Acquisition Company ("SAC") has a one percent equity interest controlled by SBPLP. SAC holds the assets relating to WTOV and WNAC. SBPLP's interest in SAC represents an immaterial portion of the Company's total assets.

         Significant intercompany transactions and accounts have been eliminated. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements are condensed interim financial statements and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's previously filed Annual Report on Form 10-K. The interim financial statements are unaudited but include all material adjustments that the Company considers necessary for a fair presentation of results of operations for the periods presented. Operating results of interim periods may not necessarily be indicative of results for a full year.

2. LONG-TERM DEBT:

         Long-term debt consists of the following:


                                                      September 30, 2000     December 31, 1999
                                                      ------------------     -----------------
         Senior Subordinated Notes                         $ 100,000             $ 100,000
         Senior Credit Agreement                              98,000                99,750
                                                           ---------             ---------
         Total long-term debt                                198,000               199,750
         Less: current portion                                (7,250)               (5,000)
                                                           ---------             ---------
         Long-term debt, net of current portion            $ 190,750             $ 194,750
                                                           =========             =========

         The following table shows interest expense for the periods indicated:

                                                   Nine Months Ended
                                                     September 30,
                                              --------------------------
                                                2000               1999
                                              -------            -------

         Senior Subordinated Notes            $ 8,250            $ 8,250
         Senior Credit Agreement                5,951              6,766
                                              -------            -------
         Total                                $14,201            $15,016
                                              =======            =======

         In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes ("Senior Subordinated Notes"), which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement which provides a $100,000 term loan facility and a $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company. The Company has entered into interest rate swap agreements to reduce the impact of changing interest rates on $95,000 of its variable rate borrowing under the Senior Credit Agreement. The base interest rate was fixed at 5.00% to 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.125% to 7.275% at September 30, 2000.

         The Senior Credit Agreement provides for a first priority security interest in all of the tangible and intangible assets of the Company and its subsidiaries. Loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial and operating maintenance covenants including a maximum consolidated leverage ratio (currently 6.75:1), a consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.50:1). The Company is limited in the amount of annual payments that may be made for corporate expenses and capital expenditures.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates, transactions outside the ordinary course of business, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At September 30, 2000, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

3. REDEEMABLE PREFERRED STOCK:

         Series A

         In March 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At September 30, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

         On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At September 30, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series B.

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

4. ACQUISITIONS AND DISPOSITION

2000 Transactions

         During the first nine months of 2000, the Company did not acquire or dispose of any material assets. See footnote 9 for information relating to the potential sale of WTOV and WJAC; and footnote 10 for information relating to the potential purchase of WPRI, the CBS affiliate in the Providence, Rhode Island, and New Bedford, Massachusetts, market.

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

5. SEGMENT INFORMATION

         Currently, the Company has 10 reportable segments, two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas ("DMA") as defined by A. C. Nielsen Company.

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

         The following table sets forth the aggregate information by segment groups and reconciles segment information to consolidated financial statements.


                                             Net Revenues                      Net Income (Loss)
                                     ----------------------------       ------------------------------
                                     Three Months     Nine Months       Three Months       Nine Months
                                         Ended           Ended             Ended              Ended
Segment Groups           Period      September 30    September 30       September 30      September 30
--------------           ------      ------------    ------------       ------------      ------------
50 - 75 DMA               2000         $10,842         $ 32,322          $ (2,274)         $ (6,949)
                          1999         $ 9,788         $ 30,411          $ (1,845)         $ (3,426)

76 - 125 DMA              2000           3,219           11,407            (1,343)           (4,739)
                          1999           3,713           14,337            (1,677)           (3,680)

126 and above DMA         2000           4,754           15,409            (1,717)           (5,423)
                          1999           4,722           15,096            (1,367)           (4,745)

License Companies         2000               0                0             2,970             8,909
                          1999               0                0               878             2,638

Corporate                 2000               0                0             5,438             1,270
                          1999               0                0            (1,390)           (4,520)
                                       -------         --------          --------          --------
Company Totals            2000         $18,815         $ 59,138          $  3,074          $ (6,932)
                          1999         $18,223         $ 59,844          $ (5,401)         $(13,733)
                                       =======         ========          ========          ========

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

         The recent changes to the FCC Ownership Rules would have affected the Company's relationship with Smith Acquisition Company ("SAC"). Prior to August 30, 2000, the Company owned a substantial non-voting equity stake in SAC, which, with a wholly owned subsidiary, owned WNAC, Providence, Rhode Island, and WTOV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in SAC was attributable. The Company concluded that a change was required to retain its interest in both WNAC and WTOV. See below for actions taken by the Company and Hicks Muse.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM merged with and into Merger Sub and became a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). Thomas O. Hicks, who previously was the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity and Mr. Hicks will have a continuing attributable interest. The AMFM Merger was consummated on August 30, 2000. Because of the changes in FCC Ownership Rules and the AMFM Merger, the Company has taken certain actions to ensure that the Company remains in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to Smith Broadcasting Partners, L.P. which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. The transfer of control of Sunrise by Hicks Muse to Smith Broadcasting Partners, L.P. resulted in Smith Broadcasting Partners, L.P. holding all of the voting stock of Sunrise. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to Smith Broadcasting Partners, L.P. and the sale of these interests by Hicks Muse, Hicks Muse's interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

9. SALE OF WJAC AND WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Communications, Inc. ("Cox") to sell Cox all of the capital stock of WJAC, Incorporated for $70,000. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, SAC and Smith Acquisition License Company, subsidiaries of the Company, entered into an agreement with Cox to sell the assets of WTOV, the NBC affiliate in Steubenville, Ohio, to Cox for $58,000. These transactions are subject to adjustment for certain customary proration amounts and closing of these transactions is subject to customary conditions, including approval by the FCC. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programs most of the available time on WJAC and WTOV and retains the revenues from such sales of advertising time. Cox pays the Company a $750 monthly fee under the two TBAs plus reimburses the Company for out of pocket costs. Beginning August 4, 2000, and as a result of the TBAs, the Company only records nonreimbursable expenses of WJAC and WTOV in the accompanying financial statements. The parties expect the WJAC and WTOV transaction to be consummated in early 2001.

10. PURCHASE OF WPRI

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with Clear Channel Communications, Inc. to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island and New

Bedford, Massachusetts market for a purchase price of $50,000. This transaction is subject to adjustment for certain customary proration amounts and closing of the purchase is subject to satisfaction of customary conditions, including review and approval by the DOJ and the FCC and transfer of the WNAC FCC license to an unrelated party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The operating revenues of the Stations are derived primarily from advertising revenues and, to a much lesser extent, compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering costs, syndicated programming expenditures and promotional costs. A significant proportion of the operating expenses of the Stations are fixed.

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

         In the discussion comparing the three months and nine months ended September 30, 2000 and 1999, WEYI, KRBC, KACB, WDTN, WNAC, KVLY, KFYR, KMOT, KUMV, and KQCD will be referred to as Core Stations. WTOV and WJAC will be referred to as the Cox Stations. See footnote 9 to the financial statements for information on pending sale of these stations to Cox Communications, Inc. and the assumption of certain operating expenses. The acquisition of television station WUPW closed on February 1, 1999. The sale of the non-license assets of WROC, and the entering into of a time brokerage agreement, will be referred to as the WROC Sale and was effective April 1, 1999, and the WROC license closing was on December 23, 1999.

HISTORICAL PERFORMANCE

All dollars presented in table form are shown in thousands.

BROADCAST CASH FLOW AND EBITDA:

The following table sets forth a computation of Broadcast Cash Flow and EBITDA for the periods indicated.


                                                                   Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                                  2000            1999              2000            1999
                                                                --------        --------          --------       ---------
         Operating Loss                                         $ (1,230)       $ (2,675)         $ (4,375)      $  (5,528)
         Add:        Amortization of program rights                1,148           1,420             4,078           4,705
                     Depreciation of property and equipment        3,533           3,194            10,422           9,901
                     Amortization of intangibles                   5,681           5,616            17,042          17,108
                     Corporate expenses                              859             858             2,575           2,347
         Less:       Payments for program rights                  (1,259)         (1,455)           (4,361)         (4,857)
                                                                 -------        --------          --------       ---------
                     Broadcast Cash Flow                           8,732           6,958            25,381          23,676
         Less:       Corporate expenses                             (859)           (858)           (2,575)         (2,347)
                                                                 -------        --------           -------       ---------
                     EBITDA                                      $ 7,873        $  6,100           $22,806       $  21,329
                                                                 =======        ========           =======       =========
         Broadcast Cash Flow Margin                                 46.4%           38.2%             42.9%           39.6%
                                                                 =======        ========           =======       =========
         EBITDA Margin                                              41.8%           33.5%             38.6%           35.6%
                                                                 =======        ========           =======       =========

NET REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                                  Three Months Ended                             Nine Months Ended
                                                    September 30,                                  September 30,
                                            2000                    1999                   2000                     1999
                                   --------------------    --------------------    --------------------    --------------------
                                       $             %        $              %         $             %         $              %
                                   --------       -----    --------       -----    --------       -----    --------       -----
Gross Revenues:
     Local                         $  9,770        45.7%   $ 11,151        53.5%   $ 33,615        49.7%   $ 35,934        52.2%
     National                         5,426        25.4%      6,667        31.9%     20,011        29.6%     23,050        33.5%
     Political                        1,814         8.5%         50         0.2%      2,924         4.3%        218         0.3%
     Network Compensation               913         4.3%      1,329         6.4%      3,326         4.9%      4,118         6.0%
     Joint Operating Agreements       2,573        12.0%        638         3.1%      4,489         6.6%      2,263         3.2%
     Trade and barter                   597         2.8%        656         3.1%      2,060         3.0%      2,035         3.0%
     Other                              264         1.3%        382         1.8%      1,197         1.9%      1,281         1.8%
                                   --------       -----    --------       -----    --------       -----    --------       -----
Total                                21,357       100.0%     20,873       100.0%     67,622       100.0%     68,899       100.0%
Agency and national
   representative commissions        (2,542)      (11.9%)    (2,650)      (12.7%)    (8,484)      (12.5%)    (9,055)      (13.1%)
                                   --------       -----    --------       -----    --------       -----    --------       -----
Net revenue                        $ 18,815        88.1%   $ 18,223        87.3%   $ 59,138        87.5%   $ 59,844        86.9%
                                   ========       =====    ========       =====    ========       =====    ========       =====


RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenues.


                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                               September 30,
                                                 2000                  1999                  2000                 1999
                                         --------------------- --------------------- --------------------- ---------------------
                                             $          % of       $         % of        $          % of       $          % of
                                                      Revenues              Revenues              Revenues              Revenues
                                         --------     -------- --------     -------- --------     -------- --------     --------
Net revenues:                            $ 18,815      100.0%  $ 18,223      100.0%  $ 59,138      100.0%  $ 59,844      100.0%

Operating Expenses:
     Station operating                      5,017       26.7%     6,063       33.3%    16,857       28.5%    19,047       31.8%
     Selling, General & Administrative      4,417       23.5%     4,496       24.7%    14,655       24.8%    14,943       25.0%
     Trade and barter                         538        2.8%       671        3.7%     1,962        3.3%     2,026        3.4%
     Depreciation                           3,533       18.8%     3,194       17.5%    10,422       17.6%     9,901       16.5%
     Amortization                           5,681       30.2%     5,616       30.8%    17,042       28.8%    17,108       28.6%
     Corporate expenses                       859        4.5%       858        4.7%     2,575        4.4%     2,347        3.9%
                                         --------      -----   --------      -----   --------      -----   --------      -----
            Total operating expenses       20,045      106.5%  $ 20,898      114.7%    63,513      107.4%    65,372      109.2%
                                         --------      -----   --------      -----   --------      -----   --------      -----
            Operating loss               $ (1,230)      (6.5%) $ (2,675)     (14.7%) $ (4,375)      (7.4%) $ (5,528)      (9.2%)
                                         ========      =====   ========      =====   ========      =====   ========      =====

SUMMARY INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         The following table details how the different groupings affected the change in operating income (loss) between the three months ended September 30, 2000 and the three months ended September 30, 1999.


                                                  Core            WUPW            WROC            Cox
                                                Stations       Acquisition        Sale          Stations            Total
                                                --------       -----------        ----          --------           -------
Net revenues                                    $ 1,883           $ (82)          $(60)          $(1,149)          $   592
Operating Expenses:
   Station Operating                               (189)              8            (10)             (855)           (1,046)
   Selling, General and Administrative              355              48             19              (501)              (79)
   Trade and Barter                                  42             (28)             0              (147)             (133)
   Depreciation                                     247              65              0                27               339
   Amortization                                      (6)             (3)             0                74                65
   Corporate Expenses                                 1               0              0                 0                 1
                                                -------           -----           ----           -------           -------
Operating Income (Loss)                         $ 1,433           $(172)          $(69)          $   253           $ 1,445
                                                =======           =====           ====           =======           =======

SUMMARY INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The following table details how the different groupings affected the change in operating income (loss) between the nine months ended September 30, 2000 and the nine months ended September 30, 1999.


                                                  Core            WUPW              WROC            Cox
                                                Stations       Acquisition          Sale          Stations           Total
                                                --------       -----------        -------         --------          -------
Net revenues                                    $ 2,130           $ 691           $(2,558)          $(969)          $  (706)
Operating Expenses:
   Station Operating                               (484)            235            (1,210)           (731)           (2,190)
   Selling, General and Administrative              528             379              (626)           (569)             (288)
   Trade and Barter                                  95              49              (127)            (81)              (64)
   Depreciation                                     533             178              (285)             95               521
   Amortization                                     (26)            407              (670)            223               (66)
   Corporate Expenses                               228               0                 0               0               228
                                                -------           -----           -------           -----           -------
Operating Income (Loss)                         $ 1,256           $(557)          $   360           $  94           $ 1,153
                                                =======           =====           =======           =====           =======

OTHER ITEMS

Interest Expense

         Interest expense decreased by $0.2 million to $4.8 million for the three months ended September 30, 2000, from $5.0 million for the three months ended September 30, 1999 and decreased by $0.8 million to $14.2 million for the nine months ended September 30, 2000, from $15.0 million for the nine months ended September 30, 1999. The majority of these decreases were due to lower outstanding balances on the Senior Credit Agreement during the comparative periods offset by slightly higher effective interest rates.

Expenses Incurred in Cancelled Acquisition of Sinclair Stations

         During the first quarter of 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the DOJ on a timely basis.

Expenses Incurred in Cancelled Debt Offering

         During the second quarter of 1999, the Company and Sunrise contemplated selling either debt securities of Sunrise or preferred stock of the Company in a private placement to fund the acquisition under the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The nine months ended September 30, 1999 include a $0.9 million charge for the cancelled debt offering.

Income Tax Benefit

         Income tax benefits increased by $6.6 million to $9.1 million for the three months ended September 30, 2000, from $2.5 million tax benefit for the three months ended September 30, 1999, and increased by $5.2 million to $13.1 million for the nine months ended September 30, 2000, from $7.9 million tax benefit for the nine months ended September 30, 1999, due primarily to the reversal of valuation allowance for deferred tax assets associated with net operating loss carryforwards of non-qualifying subsidiaries. The Company's former non-qualifying subsidiaries now qualify to file a consolidated federal income tax return due to changes in the Company's ownership control.

Other, net

         Other expenses, net increased by $0.4 million to $0.6 million for the nine months ended September 30, 2000 from $0.2 million for the nine months ended September 30, 1999. A majority of the increase is a result of loss on disposal of assets replaced by the Company.

Dividends

         Redeemable preferred stock dividends and accretion increased by $0.5 million to $2.7 million for the three months ended September 30, 2000, from $2.2 million for the three months ended September 30, 1999, and increased $1.8 million to $7.7 million for the nine months ended September 30, 2000, from $5.9 million for the nine months ended September 30, 1999. The increases are a result of the higher rate of interest on the Series B Preferred Stock issued in December 1999 as compared to the initial issuance of the Series B Preferred Stock in the first quarter of 1999 and to higher outstanding balances on the Series A Preferred Stock.

Net Income (Loss) Applicable to Common Shareholder

         Net loss decreased by $8.0 million to $0.4 million of net income for the three months ended September 30, 2000 from a net loss of $7.6 million for the three months ended September 30, 1999 and decreased $5.0 million to $14.6 million for the nine months ended September 30, 2000 from $19.6 million for the nine months ended September 30, 1999 for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had $3.5 million in cash balances and net working capital of $4.4 million. The Company's primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows provided by operating activities increased by $6.4 million to $5.0 million for the nine months ended September 30, 2000 from cash used by operations of $1.4 million for the nine months ended September 30, 1999. The Company made interest and film payments of $17.0 million and $4.4 million, respectively, during the nine months ended September 30, 2000 compared to payments of $17.8 million and $4.9 million for the nine months ended September 30, 1999.

         Net cash flows used in investing activities decreased by $74.7 million to $3.6 million for the nine months ended September 30, 2000 from $78.3 million for the nine months ended September 30, 1999. In 1999, the Company expended $74.5 million to complete the acquisition of WUPW with no comparable activity during the first nine months of 2000. Capital expenditures were $3.7 million and $3.9 million for the nine months ended September 30, 2000 and 1999, respectively.

         Net cash flows used in financing activities increased by $79.0 million to $1.8 million for the nine months ended September 30, 2000 from $77.2 million provided by financing activities for the nine months ended September 30, 1999. In 1999, the Company sold Redeemable Preferred Stock Series B for $37.1 million, borrowed $62.0 million under the Senior Credit Agreement, received proceeds from the sale of WROC of $45.0 million, received a capital contribution of $15.0 million from Sunrise, and repaid the Senior Credit Agreement in the amount of $43.0 million and retired Redeemable Preferred Stock Series B of $37.5 million. Other than net borrowings of $1.8 million under the Senior Credit Agreement, there was no comparable activity in the first nine months of 2000.

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

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million Term Loan Facility and $65.0 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At September 30, 2000, the Company had outstanding $95.3 million on the term loan facility and $2.7 million under the revolving loan facility.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. Any loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial operating maintenance covenants including a maximum consolidation leverage ratio (currently 6.75:1), a consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.5:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At September 30, 2000, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

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

CAPITAL EXPENDITURES

         Capital expenditures were $3.7 million and $3.9 million for the nine month periods ended September 30, 2000 and 1999, respectively. Maintenance capital expenditures are anticipated to be $5.0 million for the year ended December 31, 2000. The Company anticipates that digital television will require an additional minimum expenditure of between $1.5 million and $2.5 million per station to develop facilities necessary for transmitting a digital signal with initial expenditures beginning in 2000 in the amount of approximately $3.0 to $4.0 million.

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

         The Company was exposed to minimal market risk related to interest rates as of September 30, 2000. The Company's Senior Subordinate Debt is fixed at 11% and is due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275% at September 30, 2000. On December 30, 1999, the Company entered into another swap agreement that fixed the interest rate on an additional $25.0 million of its floating rate borrowings for 18 months at 5%, plus the applicable borrowing margin (currently 2.125%), for an overall borrowing rate of 7.125% at

September 30, 2000. The variable interest rates on these two interest rate swap contracts are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement are performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the operations of the Company. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

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

EMPLOYEES

         As of September 30, 2000 and excluding employees of WJAC and WTOV transferred to Cox on August 4, 2000, the Company had approximately 452 full-time and 86 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 40 employees. WDTN has a contract with the IBEW that expires July 1, 2003 with respect to 54 employees. KFYR has a contract with the IBEW that expires on September 9, 2003 with respect to 9 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

NETWORK AFFILIATION AGREEMENTS

         In July 1999, the Fox Network entered into agreements with WNAC and WUPW that required the affiliates to buy prime time spots from the network. The Company's agreements with Fox Network commenced on July 15, 1999 and terminate on June 30, 2002. The Company does not expect its broadcast cash flow, with respect to WNAC and WUPW, to decrease a significant amount as a result of these agreements.

         In July 1999, the ABC Network entered into an agreement with WDTN which required that WDTN contribute approximately $0.3 million to the network in return for additional prime time spots. The agreement contains certain additional items related to children clearances, NFL inventory, the Soap Channel cable revenue sharing and entertainment sports and news exclusivity. The three-year agreement began August 1, 1999. The Company does not expect its broadcast cash flow, with respect to WDTN, to decrease by a significant amount as a result of this agreement.

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

         The recent changes to the FCC Ownership Rules would have affected the Company's relationship with Smith Acquisition Company ("SAC"). Prior to August 30, 2000, the Company owned a substantial non-voting equity stake in SAC, which, with a wholly owned subsidiary, owned WNAC, Providence, Rhode Island, and WTOV, Steubenville, Ohio. Under the new FCC Ownership Rules, the Company's formerly non-attributable interest in

SAC was attributable. The Company concluded that a change was required to retain its interest in both WNAC and WTOV. See below for actions taken by the Company and Hicks Muse.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM merged with and into Merger Sub and became a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). Thomas O. Hicks, who previously was the Company's ultimate controlling shareholder, has an attributable interest in AMFM and currently is the Chairman and Chief Executive Officer of AMFM. AMFM and Clear Channel have announced that Mr. Hicks will serve as Vice Chairman of the combined entity and Mr. Hicks will have a continuing attributable interest. The AMFM Merger was consummated on August 30, 2000. Because of the changes in FCC Ownership Rules and the AMFM Merger, the Company has taken certain actions to ensure that the Company remains in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to Smith Broadcasting Partners, L.P. which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. The transfer of control of Sunrise by Hicks Muse to Smith Broadcasting Partners, L.P. resulted in Smith Broadcasting Partners, L.P. holding all of the voting stock of Sunrise. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to Smith Broadcasting Partners, L.P. and the sale of these interests by Hicks Muse, Hicks Muse's interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

SALE OF WJAC AND WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Communications, Inc. ("Cox") to sell to Cox all the capital stock of WJAC, Incorporated for $70.0 million. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, SAC and Smith Acquisition License Company, subsidiaries of the Company, entered into an agreement with Cox to sell the assets of WTOV, the NBC affiliate in Steubenville, Ohio, to Cox for $58.0 million. These transactions are subject to adjustment for certain customary proration amounts. Closing of these transactions is subject to customary conditions, including review by the DOJ and the FCC. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programs most of the available time on WJAC and WTOV and retains the revenues from such sales of advertising time. Cox pays the Company a $0.8 million monthly fee under the two TBAs plus reimburses the Company's out of pocket costs. The parties expect the WJAC and WTOV transaction to be consummated in early 2001.

PURCHASE OF WPRI

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with Clear Channel Communications, Inc. to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island and New Bedford, Massachusetts market for a purchase price of $50,000. This transaction is subject to adjustment for certain customary proration amounts and closing of the purchase is subject to satisfaction of customary conditions, including review and approval by the DOJ and the FCC and transfer of the WNAC FCC license to an unrelated party.

PRO FORMA BASIS

         The following pro forma financial information presents the results of operations of the Stations owned by the Company at September 30, 2000, for all periods presented with the pro forma exclusion of WJAC and WTOV revenues and operating expenses for 1999 and 2000. In addition, the Cox Communications, Inc. Time Brokerage Agreement fees paid to the Company have been excluded as a proforma adjustment for all periods presented. The following pro forma financial information is not indicative of the actual results that would have been achieved had each Station been owned on January 1, 1999, nor is it indicative of the future results of operations.

PRO FORMA NET REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                                  Nine Months Ended                      Year Ended
                                                    September 30,                       December 31,
                                            2000                     1999                   1999
                                   --------------------    --------------------    --------------------
                                       $            %          $            %          $            %
                                   --------       -----    --------       -----    --------       -----
Gross Revenues:
     Local                         $ 27,774        51.4%   $ 27,386        52.7%   $ 37,531        52.9%
     National                        15,862        29.4%     17,412        33.5%     23,026        32.5%
     Political                        2,550         4.7%        184         0.4%        379         0.6%
     Network compensation             2,192         4.1%      2,527         4.9%      3,263         4.6%
     Joint operating agreements       3,062         5.7%      2,263         4.4%      3,622         5.1%
     Trade and barter                 1,533         2.8%      1,359         2.6%      2,020         2.8%
     Other                            1,048         1.9%        865         1.5%      1,085         1.5%
                                   --------       -----    --------       -----    --------       -----
            Total                    54,021       100.0%     51,996       100.0%     70,926       100.0%
Agency and national
representative commissions           (6,904)      (12.8%)    (6,929)      (13.3%)    (9,304)      (13.1%)
                                   --------       -----    --------       -----    --------       -----
Net revenues                       $ 47,117        87.2%   $ 45,067        86.7%   $ 61,622        86.9%
                                   ========       =====    ========       =====    ========       =====

         Local and national revenues on a combined basis were generally flat to slightly down in each market, except WEYI which had a more significant sales decrease. WEYI has experienced problems within the sales management area and key management positions have been strengthened to address these sales shortfalls. Political revenues were up approximately $2.4 million for the nine months of 2000 as compared to the similar period in 1999.

PRO FORMA RESULTS OF OPERATIONS.

         Set forth below is a summary of the pro forma results of operations of the Company for the periods indicated and their percentages of net revenue.


                                                              Nine Months Ended                             Year Ended
                                                                September 30,                              December 31,
                                                       2000                        1999                        1999
                                              ----------------------      ----------------------      ----------------------
                                                  $         % of Net          $         % of Net          $         % of Net
                                                            Revenues                    Revenues                    Revenues
                                              --------      --------      --------      --------      --------      --------
Net Revenues                                  $ 47,117       100.0%       $ 45,067       100.0%       $ 61,622       100.0%

Station Operating Expenses:
     Station operating                          13,553        28.8%         14,052        31.2%         18,779        30.5%
     Selling, general and administrative        12,008        25.5%         11,278        25.0%         14,670        23.8%
     Trade and barter                            1,460         3.1%          1,393         3.1%          2,068         3.4%
     Depreciation                                8,552        18.2%          7,899        17.5%         10,801        17.5%
     Amortization                               12,981        27.6%         12,857        28.5%         17,810        28.9%
     Corporate expenses                          2,575         5.5%          2,347         5.2%          3,499         5.7%
                                              --------       -----        --------       -----        --------       -----
Total station operating expenses                51,129       108.7%         49,826       110.5%         67,627       109.8%
                                              --------       -----        --------       -----        --------       -----
Operating Loss                                $ (4,012)       (8.7%)      $ (4,759)      (10.5%)      $ (6,005)       (9.8%)
                                              ========       =====        ========       =====        ========       =====

         Station operating expenses other than depreciation, amortization and corporate expenses increased by $0.3 million or 1.1% to $27.0 million for the nine months ended September 30, 2000 from $26.7 million for the nine months ended September 30, 1999.

PRO FORMA BROADCAST CASH FLOW AND EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.


                                                                   Nine Months Ended              Year Ended
                                                                      September 30,              December 31,
                                                                2000               1999              1999
                                                             --------            -------         ------------
Operating loss                                               $ (4,012)           $(4,759)          $ (6,005)
Add:  Amortization of program rights                            3,426              3,721              4,968
      Depreciation of property and equipment                    8,552              7,899             10,801
      Amortization of intangibles                              12,981             12,857             17,810
      Corporate overhead                                        2,575              2,347              3,499
Less: Payments for program rights                              (3,728)            (3,778)            (5,017)
                                                             --------            -------           --------
Broadcast Cash Flow                                            19,794             18,287             26,056
Less: Corporate expenses                                       (2,575)            (2,347)            (3,499)
                                                             --------            -------           --------
EBITDA                                                       $ 17,219            $15,940           $ 22,557
                                                             ========            =======           ========
Margins:
Broadcast Cash Flow                                              42.0%              40.6%             42.3%
                                                             ========            =======           ========

EBITDA                                                           36.5%              35.4%             36.6%
                                                             ========            =======           ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.275% at September 30, 2000.

         On December 30, 1999, the Company entered into a swap agreement that fixed the interest rate on $25.0 million of its floating rate borrowings for 18 months at 5% plus the applicable borrowing margin (currently 2.125%) for an overall borrowing rate of 7.125% at September 30, 2000.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

         Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. Management believes that the outcome of any such pending matters will not materially affect the financial position or results of operations of the Company.

ITEM 5. OTHER INFORMATION

         On July 6, 2000, the Company agreed to sell WTOV and WJAC. On August 30, 2000, the voting control of Sunrise Television Corp. ("Sunrise") was transferred to Smith Broadcasting Partners, L.P. which is controlled by Robert N. Smith. Prior to that date, Hicks Muse Tate & Furst Incorporated controlled Sunrise. On November 3, 2000, the Company entered into an agreement to purchase the assets of WPRI-TV, the CBS affiliate in Providence, Rhode Island from Clear Channel Communications, Inc. See footnotes 8, 9, and 10 to the unaudited financial statement as of September 30, 2000 for more information.

         Because of the significance of the above transactions, the Company has retained Chase Securities, Inc. to advise the Company on strategic alternatives that might be considered in the future. Such strategic alternatives are actively being reviewed by the Board of Directors and Sunrise's investors.

Item 6   Exhibits and Reports on Form 10-Q

(a)      Exhibits

         2.1 Asset Purchase Agreement by and among Smith Acquisition Company, Smith Acquisition License Company and Cox Broadcasting, Inc. for television station WTOV-TV, Steubenville, Ohio. (1)

         2.2 Stock Purchase Agreement by and among STC Broadcasting, Inc., WJAC, Incorporated and Cox Broadcasting, Inc. for television station WJAC-TV, Johnstown, Pennsylvania. (1)

         2.3 Asset Purchase Agreement dated November 3, 2000, among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc. (sellers) and STC Broadcasting, Inc. (buyer) for television station WPRI, Providence, Rhode Island (2)

         3.1 Second Amended and Restated Certificate of Incorporation of Sunrise Television Corp. (2)

         3.2 Second Amended and Restated Bylaws of Sunrise Television Corp. (2)

         4.1 Stock Purchase Agreement dated March 13, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P, related to the purchase of voting stock in Sunrise Television Corp. (2)

         4.2 First Amendment to Stock Purchase Agreement dated June 27, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P. amending Stock Purchase Agreement dated March 13, 2000.
         (2)

         4.3 Certificate of Amendment to Certification of Designation of the 14% Redeemable Preferred Stock. (2)

         4.4 Letter agreement dated August 30, 2000 between Smith Broadcasting Partners, L.P., Sunrise Television Corp., Smith Broadcasting Group, Inc., Sandy DiPasquale, John Purcell and David Fitz. (2)

         4.5 First Amendment to Stock Purchase Warrant #1with Hicks, Muse, Tate & Furst Equity Fund III, L.P. (2)

         4.6 First Amendment to Stock Purchase Warrant #2 with Chase Equity Associates, L.P. (2)

         4.7 First Amendment to Stock Purchase Warrant #3 with HM3 Coinvestors, L.P. (2)

         4.8 First Amendment to Stock Purchase Warrant #4 with Hicks Muse Tate & Furst Equity Fund III, L.P. (2)

         4.9 First Amendment to Stock Purchase Warrant #5 with HM3 Coinvestors, L.P. (2)

         4.10 First Amendment to Stock Purchase Warrant #6 with Chase Equity Associates, L.P. (2)

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


                                               STC Broadcasting, Inc.
                                                     Registrant

Date: November 8, 2000                         By: /s/ David A. Fitz
                                                   -----------------------
                                                   David A. Fitz
                                                   Senior Vice-President/
                                                   Chief Financial Officer