Form 10-K
period 2000-12-31
STC BROADCASTING INC
filed 2001-03-01
CIK 1037900

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

                  For the fiscal year ended December 31, 2000

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

                              720 2nd Avenue South
                         St. Petersburg, FL 33701-4006
                                 (727) 821-7900
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, STC Broadcasting, Inc. had 1000 shares of common stock par value $.01 issued and outstanding all of which is held by an affiliate of the registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

PART I

ITEM 1.  BUSINESS

THE COMPANY

History

         The Company was organized by its current management and Hicks, Muse, Tate and Furst Incorporated ("Hicks Muse") in 1997 with the goal of becoming an owner and operator of network-affiliated television stations, serving select middle-to-small markets (i.e., those DMAs ranked from approximately 50 to 150 by Nielsen). The following chart sets forth certain information regarding the Company's currently owned and operated broadcast stations (collectively, the "Stations"):


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

WDTN                 June 1, 1998            Dayton, Ohio                                     ABC

WNAC                 June 1, 1998            Providence, Rhode Island and
                                                    New Bedford, Massachusetts                FOX

KVLY                 November 1, 1998        Fargo-Valley City, North Dakota                  NBC

KFYR, KMOT,
   KUMV and
   KQCD              November 1, 1998        Minot-Bismarck-Dickinson, North Dakota           NBC

WUPW                 February 1, 1999        Toledo, Ohio                                     FOX

Stations Sold to Cox Broadcasting, Inc. (1)
-------------------------------------------
WTOV                 March 1, 1997           Wheeling, West Virginia and
                                                    Steubenville, Ohio                        NBC

WJAC                 October 1, 1997         Johnstown, Altoona, State College,
                                                    Pennsylvania                              NBC
----------

(1) The stations' sale to Cox Broadcasting, Inc. ("Cox") closed on January 5, 2001.


         The Company acquired WEYI, WTOV, WROC and KSBW (together, the "Jupiter/Smith Stations") from Jupiter/Smith TV Holdings, L.P. ("Jupiter/Smith") and Smith Broadcasting Partners, L.P. ("SBP") for approximately $163.2 million. SBP is a partnership between Smith Broadcasting Group, Inc. ("SBG"), Sandy DiPasquale, John Purcell, and David Fitz. The majority owner of SBG is Robert Smith. These four individuals operated the Jupiter/Smith Stations from January 1996 until the sale to the Company on March 1, 1997. All four individuals continue as senior management of the Company.

         The Company acquired all of the outstanding stock of WJAC, Incorporated on October 1, 1997 for approximately $36.1 million including working capital of $1.4 million. WJAC, Incorporated owned and operated WJAC, the NBC affiliate for Johnstown, Pennsylvania.

         On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company ("ARTC") for approximately $8.2 million. ARTC operated television stations KRBC and KACB, NBC affiliates for Abilene and San Angelo, Texas.

         In a series of transactions, the Company acquired certain assets from Hearst-Argyle Stations, Inc., ("Hearst") through transactions structured as an exchange of assets (the "Hearst Transaction"). On February 3, 1998, the Company acquired WPTZ, WNNE, and a local marketing agreement ("LMA") for WFFF from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst Transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the FOX affiliate serving the Burlington, Vermont, and Plattsburgh, New York television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW, the NBC affiliate for Salinas, California, WPTZ, and WNNE for WDTN, the ABC affiliate in Dayton, Ohio, WNAC, the FOX affiliate in Providence, Rhode Island, WNAC's interest in a Joint Marketing Programming Agreement ("JMPA") with WPRI, the CBS affiliate in Providence, Rhode Island, and approximately $22.0 million in cash. On April 24, 1998, the Company completed a purchase of the non-license assets (all operating assets other than FCC licenses and other minor equipment) of WPTZ, WNNE, and WFFF for $70.0 million. WFFF was sold by the Company to a related party on April 24, 1998 (see Item 13 "Certain Relationships and Related Transactions"). Funds to complete this acquisition were provided by Hearst. Effective June 1, 1998, the Company received, via contract rights, the benefits of the operation of stations WDTN and WNAC and WNAC's joint operating agreement with WPRI. On July 3, 1998 the Company consummated the Hearst transaction and repaid its loan to Hearst.

         On November 1, 1998, the Company acquired substantially all of the assets of KVLY, KFYR, KUMV, KMOT, and KQCD (the "Meyer Stations") from Meyer Broadcasting for approximately $65.3 million. The Meyer Stations are all NBC affiliates serving Fargo, Bismarck, Williston, Minot, and Dickinson, North Dakota.

         On February 5, 1999, the Company acquired substantially all the assets of WUPW from Raycom Media, Inc. for approximately $74.4 million, including fees and expenses. WUPW, Channel 36, is the FOX-affiliated station serving Toledo, Ohio.

         On March 3, 1999, the Company, STC License Company, a subsidiary of the Company, and Nexstar Broadcasting of Rochester, Inc. ("Nexstar") entered into an asset purchase agreement (the "Rochester Agreement") to sell to Nexstar the television broadcast license and operating assets of WROC, Rochester, New York for approximately $46.0 million. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43.0 million and entered into a Time Brokerage Agreement with Nexstar under which Nexstar programmed most of the available time of WROC and retained the revenues from the sale of advertising time through the license closing on December 23, 1999.

         On July 6, 2000, the Company entered into an agreement with Cox to sell to Cox all of the capital stock of WJAC, Incorporated for $70.0 million. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, Smith Acquisition Company ("SAC") and Smith Acquisition License Company ("SALC"), subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58.0 million. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programs most of the available time on WJAC and WTOV and retains the revenues from such sales of advertising time. Cox pays the Company a $0.75 million monthly fee under the two TBAs and reimburses the Company for out of pocket costs. The sale of WJAC, Incorporated and the sale of the assets of WTOV closed on January 5, 2001.

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with Clear Channel Communications, Inc. ("Clear Channel") to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island and New Bedford, Massachusetts market for a purchase price of $50.0 million. This transaction is subject to review and approval by the FCC and transfer of the WNAC FCC license to an unrelated party. On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with Lin Television Corporation ("Lin") to sell Lin certain assets of WNAC, including the FCC license and an interest in the revised JMPA for $2.5 million. On February 1, 2001 the Company filed an application with the FCC to sell WNAC to Lin. Approval and consummation of that sale is a necessary precondition of the Company being able to acquire WPRI. This application is still pending.

THE STATIONS

         The following table summarizes information regarding each Station and its respective DMA. The table excludes stations WJAC and WTOV which were sold to Cox on January 5, 2001.

                                                           Number of
                                                Market     Commercial   Station
Station/Channel:                       DMA      Revenue    TV Stations  Rank in
DMA                                   Rank(1)   Rank(1)    in DMA(1)     DMA(2)
----------------------------------    -------   -------    -----------  -------

WNAC/64
   Providence, Rhode Island and
   New Bedford, Massachusetts           49        54           6          4
WDTN/2
   Dayton, Ohio                         55        56           5          2
WEYI/25
  Flint-Saginaw-Bay City, Michigan      64        70           4          3
WUPW-TV/36
   Toledo, Ohio                         67        69           5          4
KVLY/11
  Fargo, North Dakota                  120       132(3)        4          2
KFYR and satellites
   Minot-Bismarck-Dickinson,
   North Dakota                        152       147(3)        4          1
KRBC/9
   Abilene, Texas                      160       159           5          3
KACB/3
   San Angelo, Texas                   196       176           4          2

----------
(1) BIA's Investing in Television 2000, 4th Edition
(2) As of November 1999, Sunday through Saturday 6 a.m to 2 a.m. Nielsen Household Shares
(3) Satellite stations are counted as one with the main station


MARKET PROFILES

         The following household trends for various stations in the market profiles are found in the Nielsen rating books for the time period 7:00 AM to 1:00 AM Monday through Sunday. Information included in the market overview is provided by BIA's Investing in Television 2000 4th Edition and Nielsen rating books.

WNAC/WPRI (Providence, Rhode-Island - New Bedford, Massachusetts)

         Market Overview. Providence, Rhode Island-New Bedford, Massachusetts is the 49th largest DMA in the United States, with a population of approximately 1,508,000 and approximately 573,000 television households. Cable penetration in the Providence-New Bedford market is estimated to be 79%. The Providence-New Bedford market experienced compound annual revenue growth of approximately 7.5% from 1993 through 1998, and BIA has projected this market to grow at a compound annual rate of 4.0% from 1999 through 2003. Average household income was approximately $44,500.

         The table below provides an overview of the competitive stations serving the Providence-New Bedford market.


                                                                                            Audience Share
          City of                                                                           --------------
Call      License        VHF/UHF    Affiliation      Owner/Operator                    Nov 99    Feb 00    May 00    Nov 00
----     ---------       -------    -----------      --------------                    ------------------------------------

WNAC     Providence        UHF         FOX           STC Broadcasting/Clear Channel       5         5         5         4
WPRI     Providence        VHF         CBS           Clear Channel                       12        11        10        10
WLNE     New Bedford       VHF         ABC           Freedom Communications Inc.          7         9         9         7
WJAR     Providence        VHF         NBC           NBC (GE)                            20        18        18        19
WLWC     New Bedford       UHF         UPN/WB        CBS                                  3         4         3         3
WPXQ     Block Island      UHF         PAX           Offshore Broadcasting                -         -         -         -


WDTN (Dayton, Ohio)

         Market Overview. Dayton, Ohio is the 55th largest DMA in the United States with a population of approximately 1,271,000 and approximately 515,000 television households. Cable penetration in the Dayton market is estimated to be 72%. The Dayton market experienced compound annual revenue growth of approximately 6.3% from 1993 through 1998, and BIA has projected this market to grow at a compound annual rate of 2.9% from 1999 through 2003. Average household income was approximately $44,500.

         The table below provides an overview of the competitive stations serving the Dayton market:


                                                                                            Audience Share
          City of                                                                           --------------
Call      License        VHF/UHF    Affiliation      Owner/Operator                    Nov 99    Feb 00    May 00    Nov 00
----     ---------       -------    -----------      --------------                    ------------------------------------

WDTN     Dayton            VHF         ABC           STC Broadcasting                    15        15        16        12
WHIO     Dayton            VHF         CBS           Cox Broadcasting                    23        25        24        23
WKEF     Dayton            UHF         NBC           Sinclair                            10         8        10        10
WRGT     Dayton            UHF         FOX           Glencairn Ltd.                       6         5         5         6
WBDT     Springfield       UHF         UPN/WB        Acme Television                      2         2         2         2


WEYI (Flint-Saginaw-Bay City, Michigan)

         Market Overview. Flint-Saginaw-Bay City, Michigan is the 64th largest DMA in the United States, with a population of approximately 1,141,000 and approximately 449,000 television households. Cable penetration in the Flint-Saginaw-Bay City market is estimated to be 67%. The Flint-Saginaw-Bay City market experienced compound annual revenue growth of approximately 5.6% from 1993 through 1998, and BIA has projected this market to grow at a compound annual rate of 4.2% from 1999 through 2003. Average household income was approximately $38,800.

         The table below provides an overview of the competitive stations serving the Flint-Saginaw-Bay City market:


                                                                                            Audience Share
          City of                                                                           --------------
Call      License        VHF/UHF    Affiliation      Owner/Operator                    Nov 99    Feb 00    May 00    Nov 00
----     ---------       -------    -----------      --------------                    ------------------------------------


WEYI     Saginaw           UHF         NBC           STC Broadcasting                    11        10        10        10
WNEM     Bay City          VHF         CBS           Meredith Corp                       15        16        15        15
WJRT     Flint             VHF         ABC           ABC Inc.                            22        20        21        20
WSMH     Flint             UHF         FOX           Sinclair                             7         5         5         6


WUPW (Toledo, Ohio)

         Market Overview. Toledo, Ohio is the 67th largest DMA in the United States, with a population of approximately 1,052,000 and approximately 414,000 television households. Cable penetration in the Toledo market is estimated to be 69%. The Toledo market experienced compound annual revenue growth of approximately 5.4% from 1993 through 1998, and BIA has projected this market to grow at a compound annual rate of 6.5% from 1999 through 2003. Average household income was approximately $42,800.

         The table below provides an overview of the competitive stations serving the Toledo market.


                                                                                            Audience Share
          City of                                                                           --------------
Call      License        VHF/UHF    Affiliation      Owner/Operator                    Nov 99    Feb 00    May 00    Nov 00
----     ---------       -------    -----------      --------------                    ------------------------------------

WUPW     Toledo            UHF         FOX           STC Broadcasting                     8         6         6         6
WTOL     Toledo            VHF         CBS           Cosmos Broadcasting                 21        23        21        21
WTVG     Toledo            VHF         ABC           ABC Inc.                            17        16        16        16
WNWO     Toledo            UHF         NBC           Raycom Media, Inc.                  11        10        12        11
WLMB     Toledo            UHF         PAX           Dominion Broadcasting                -         -         -         -


KVLY (Fargo-Valley City, North Dakota)

         Market Overview. Fargo-Valley City, North Dakota is the 120th largest DMA in the United States, with a population of approximately 539,000 and approximately 221,000 television households. Cable penetration in the Fargo-Valley City market is estimated to be 63%. The Fargo-Valley City market experienced compound annual revenue growth of approximately 7.4% from 1993 through 1998, and BIA projects this market to grow at a compound annual rate of 3.2% from 1999 through 2003. Average household income was approximately $37,100.

         The table below provides an overview of the competitive stations serving the Fargo-Valley City market.


                                                                                            Audience Share
          City of                                                                           --------------
Call      License        VHF/UHF    Affiliation      Owner/Operator                    Nov 99    Feb 00    May 00    Nov 00
----     ---------       -------    -----------      --------------                    ------------------------------------

KVLY     Fargo             VHF         NBC           STC Broadcasting                    17        17        17        15
KXJB     Valley City       VHF         CBS           Catamount Bcst Group                17        16        15        13
WDAY     Fargo             VHF         ABC           Forum Publishing Co                 19        19        20        20
KVRR     Fargo             UHF         FOX           Red River Broadcast Corp             8         6         6         7


KFYR (Minot-Bismarck-Dickinson, North Dakota)

         Market Overview. Minot-Bismarck-Dickinson, North Dakota is the 152nd largest DMA in the United States, with a population of approximately 338,000 and approximately 136,000 television households. Cable penetration in the Minot-Bismarck-Dickinson market is estimated to be 61%. The Minot-Bismarck-Dickinson market experienced compound annual revenue growth of approximately 5.1% from 1993 through 1998, and BIA projects this market to grow at a compound annual rate of 5.5% from 1999 through 2003. Average household income was approximately $39,600.

         The table below provides an overview of the competitive stations serving the Minot-Bismarck-Dickinson market.


                                                                                            Audience Share
          City of                                                                           --------------
Call      License        VHF/UHF    Affiliation      Owner/Operator                    Nov 99    Feb 00    May 00    Nov 00
----     ---------       -------    -----------      --------------                    ------------------------------------

KFYR     Bismarck          VHF         NBC           STC Broadcasting                    26        25        25        26
KXMC     Minot             VHF         CBS           Reiten Television                   18        16        17        17
KBMY     Bismarck          UHF         ABC           Forum Publishings Co                 5         5         5         5
KNDX     Bismarck          UHF         FOX           Prime Cities                         -         3         4         5


KRBC (Abilene-Sweetwater, Texas)

         Market Overview. Abilene-Sweetwater, Texas is the 160th largest DMA in the United States, with a population of approximately 272,000 and approximately 114,000 television households. Cable penetration in the Abilene-Sweetwater market is estimated to be 69%. The Abilene-Sweetwater market experienced compound annual revenue growth of approximately 7.9% from 1993 through 1998, and BIA projects this market to grow at a compound annual rate of 3.2% from 1999 through 2003. Average household income was approximately $33,100.

         The table below provides an overview of the competitive stations serving the Abilene-Sweetwater market:


                                                                                            Audience Share
          City of                                                                           --------------
Call      License        VHF/UHF    Affiliation      Owner/Operator                    Nov 99    Feb 00    May 00    Nov 00
----     ---------       -------    -----------      --------------                    ------------------------------------


KRBC     Abilene           VHF         NBC           STC Broadcasting                    12        11        11        11
KTXS     Sweetwater        VHF         ABC           Lamco Communications                14        17        16        14
KTAB     Abilene           UHF         CBS           Nexstar Broadcasting                19        20        17        17
KIDZ     Abilene           UHF         FOX/UPN       Sage Broadcasting                    4         3         4         4


KACB (San Angelo, Texas)

         Market Overview. San Angelo, Texas is the 196th largest DMA in the United States, with a population of approximately 134,000 and approximately 51,000 television households. Cable penetration in the San Angelo market is estimated to be 78%. The San Angelo market experienced compound annual revenue growth of approximately 15.3% from 1993 through 1998, and BIA projects this market to grow at a compound annual rate of 4.0% from 1999 through 2003. Average household income was approximately $37,400.

         The table below provides an overview of the competitive stations serving the San Angelo market:


                                                                                            Audience Share
          City of                                                                           --------------
Call      License        VHF/UHF    Affiliation      Owner/Operator                    Nov 99    Feb 00    May 00    Nov 00
----     ---------       -------    -----------      --------------                    ------------------------------------

KACB     San Angelo        VHF         NBC           STC Broadcasting                     7         7         9         8
KIDY     San Angelo        VHF         FOX/UPN       Sage Broadcasting                    9         6         5         7
KLST     San Angelo        VHF         CBS           Jewell TV Corp                      23        24        25        23
KTXE-LP  San Angelo        UHF         ABC           Lamco Communications                 7         6         7         5


BUSINESS OPERATING STRATEGY

         The Company's business operating strategy is to acquire and operate television broadcast stations and maximize operating cash flow through both revenue growth and improved cost control. The Company believes that revenue growth and cost control may be achieved simultaneously, principally because many of the costs associated with operating a television station are fixed. Key components of the Company's business operating strategy include:

Attract and Retain Quality Management.

         The Company believes that one of its most important assets is its experienced management team at the station and corporate levels. The Stations' general managers are responsible for the day-to-day operations of their respective stations. The Company believes that the autonomy of its station management enables it to attract top quality managers capable of implementing an aggressive marketing strategy and reacting to competition in the local markets. As an incentive, a portion of each station general manager's and sales manager's compensation is based on their achieving certain operating results.

Controlling Operating Costs.

         The Company seeks to selectively reduce costs at newly acquired stations without adversely affecting growth. After acquiring a station, management implements a cost control strategy stressing the elimination of unnecessary costs, budgeting, tight control over staffing levels, detailed five year planning models and disciplined credit and collection procedures which creates an operating structure that can accommodate both revenue growth and cost reductions.

Intensifying Sales Efforts.

         The Company implements an aggressive approach to sales and marketing designed to increase market revenue share. The Company's management believes that increases in revenue share are not necessarily dependent on increases in audience share and that we can ultimately grow faster by concentrating our sales efforts on enhancing local customer relationships for the future.

Building on Local News Franchises.

         The Company seeks to increase revenues by developing a highly-rated, well-differentiated local news product designed to build viewer loyalty and target specific demographic audiences that appeal to advertisers.

Managing Program Selection.

         Each Station seeks to cost effectively purchase first-run and off-network syndicated programming to target specific demographic audiences. Important factors in attracting viewership have been the Stations' ability to purchase syndicated programming at rates the Company's management believes are attractive and additionally its current association with networks.

Community Involvement

         Each station participates in various community activities including broadcasting programming of local interest and sponsorship of community and charitable events. Station employees are encouraged to become active members of their communities and to promote involvement in community and charitable affairs. Community involvement by our stations provides increased exposure and ultimately increases viewship and advertising support.

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

NETWORK AFFILIATIONS.

         Each of the Stations is affiliated with a major broadcast network pursuant to an affiliation agreement. Each affiliation agreement generally provides the Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial amount of the advertising time during its broadcasts in exchange, in the case of networks other than FOX, for a specified network compensation fee payable to the Station. These payments are negotiated on a station-by-station basis and are subject to increases or decreases by the network during the term of an affiliation agreement with provisions for advance notice and a right of termination by the Station in the event of a reduction. The agreements generally are long-term in nature, and contain customary renewal provisions, which generally provide for automatic renewal for successive terms, subject to either party's right to terminate the agreement at the end of any term upon proper notice.

         Each of the major networks has publicly indicated that it is reviewing the economic and other terms under which it provides programming to network affiliates like the Stations. Proposed changes that have been publicly discussed include: (i) reducing or eliminating the cash payments paid by networks to affiliates, (ii) reducing the period of exclusivity with respect to popular programming, (iii) reducing the amount of advertising time made available for sale by affiliates during network programming and (iv) requiring affiliates to share part of the costs of producing popular or special programming. In response to declining revenues, some networks have suggested that they may search for alternative methods of distribution for their programming, such as satellite and cable channels. Any of such changes could materially adversely affect the Company's asset values and operating margins.

         The following table summarizes the network affiliation agreements for the Stations, as well as for WPRI:

                                                              2000 Compensation
         Station              Network    Expiration Date          Received
         -------              -------    ---------------      -----------------
                                                               (000's omitted)
         WNAC                 FOX        (1)                             -
         WPRI                 CBS        June 2006                $  1,340
         WDTN                 ABC        August 29, 2004          $  1,695
         WEYI                 NBC        December 31, 2010        $    286
         WUPW                 FOX        October 11, 2001                -
         KVLY                 NBC        March 28, 2002 (2)       $    312
         KFYR & satellites    NBC        December 31, 2001 (2)    $    429
         KRBC                 NBC        December 31, 2010        $    206(3)
         KACB                 NBC        December 31, 2010               -

(1) The Company is negotiating with FOX on renewal of the WNAC affiliation agreement. The contract remains in effect while negotiations proceed.

(2) The Company has had preliminary discussion on the extension of these affiliation agreements.

(3)  Includes compensation for KACB


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

National Sales.

         National advertising time is sold through national sales representative firms which call upon businesses, which typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may also advertise locally). Each Station has a manager assigned to work with the national sales representative to increase advertising expenditures with the Stations.

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

Television Networks.

         A majority of commercial television stations in the United States are affiliated with ABC, CBS, FOX, or NBC. The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses, and operations. ABC, CBS, and NBC provide the majority of its affiliates' programming each day without charge in exchange for nearly all of the available advertising time in the programs supplied, and sells this advertising time, and retains the revenues. The affiliate receives compensation from the applicable networks and retains the revenue from time sold by the affiliate during breaks in and between network programs and in programming the affiliate 10 produces or purchases from non-network sources.

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

Television Viewing Audience.

         Nielsen is a national audience measuring service that periodically publishes data on estimated audiences for television stations in various DMAs throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the DMA viewing a station, referred to as the station's "rating," and of the percentage of the audience actually watching the television station, referred to as the station's "share." This rating service provides such data on the basis of total television households and of selected demographic groupings in the media markets being measured. Nielsen uses one of two methods to measure the station's actual viewership. In larger DMAs, ratings are determined by a combination of meters connected directly to selected television sets, and periodic surveys of television viewing, while in smaller DMAs only periodic surveys are completed. During 2000, all of the DMAs in which the Company operated were survey markets except Providence, Rhode Island, and New Bedford, Massachusetts.

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

FEDERAL REGULATION OF TELEVISION BROADCASTING

General.

         The ownership, operation and sale of television stations are subject to the jurisdiction of the Federal Communications Commission (FCC), which acts under authority granted by the Communications Act of 1934, as amended (Communications Act). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership and operation of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act and specific FCC regulations and policies. Further information concerning the nature and extent of federal regulation of broadcast stations is found in the Communications Act, FCC rules and the public notices and rulings of the FCC.

License Grant and Renewal.

         Television stations operate pursuant to broadcasting licenses that usually are granted by the FCC for a maximum permitted term of eight years.

         Television licenses are subject to renewal upon application to the FCC. Under the Communications Act, the FCC is required to grant a renewal application if it finds that (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and
(3) there have been no violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

         All of the Stations currently are operating under licenses with terms expiring as follows: April 1, 2007 (WNAC), October 1, 2005 (WEYI, WDTN, WUPW), April 1, 2006 (KFYR, KMOT, KQCD, KUMV, KVLY) and August 1, 2006 (KRBC, KACB). WPRI's license expires April 1, 2007. There can be no assurance that any of the licenses of such stations will be renewed.

Ownership Matters

         FCC Issues.

         The FCC has amended its broadcast ownership rules (collectively, the FCC Ownership Rules). On August 5, 1999, the FCC adopted its initial orders substantially revising certain of the FCC Ownership Rules. These rule changes became effective on November 16, 1999. The FCC again modified the FCC Ownership Rules in a series of orders released January 19, 2001. In those actions, the FCC broadly affirmed its 1999 changes by rejecting most of the issues raised in the various petitions for reconsideration of the August 1999 orders, although it revised or clarified a number of specific elements of the FCC Ownership Rules. These most recent changes to the FCC Ownership Rules will not become effective until April 9, 2001. Parties also may seek further administrative or judicial review of the most recent changes in the FCC Ownership Rules, so these rules are subject to further changes. While the following discussion does not describe all of the FCC Ownership Rules or rule changes, it attempts to summarize those rules, as they stand now and as they will stand when the changes in the FCC's January 2001 orders become effective, that appear to be most relevant to the Company.

         In August 1999, the FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the current rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area (DMA) provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. After the January 2001 orders become effective, the FCC will count toward the eight independently owned station threshold only same-DMA television stations that have overlapping service areas with at least one of the two stations to be commonly owned. The current rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to demonstrate compliance with the FCC Ownership Rules at the time of the transfer. Lastly, the current rules authorize the common ownership of television stations with overlapping signal contours if the stations to be commonly owned are located in different DMAs.

         Similarly, in August 1999, the FCC relaxed its "cross-ownership" rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations (or up to one television station and seven radio stations) in the same market provided that (1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with FCC rules, a single entity may have attributable interests in up to two television stations and four radio stations. In its January 2001 orders, the FCC further clarified that the various "independent voices" tests are applied on a market-by-market basis, with regard to both television designated market areas and radio markets. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

         The FCC's August 1999 rule changes also redefined its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules (the Attribution Rules). Under the current Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceed 33% of the total asset value of the media outlet and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest, independent of this total asset rule, in another media outlet in the same market.

         In its January 2001 orders, the FCC clarified that, for purposes of the Attribution Rules, the value of a media outlet's total assets may be based on either book value or justifiable fair market value, and any indirect interest. It announced that it would consider consideration already paid by a party to a media outlet for a future interest (such as an upfront payment for warrants or an option) and financial deposits by a party made on behalf of a media outlet to secure a loan for the outlet (such as an escrow deposit) as part of the media outlet's total assets held by the party. It also confirmed that, if sudden, unexpected changes in a media outlet's total assets cause the outlet (or its attributable parties) to fall out of compliance with the FCC's rules, the outlet (or parties) would have a reasonable period of time (up to one year) in which to return to compliance. In addition, the FCC eliminated its single majority shareholder exception, which enabled a single shareholder that owned more than 50 percent of a media outlet's voting stock to be the only attributable shareholder in that outlet, even if other shareholders in that media outlet had interests (such as five percent of voting stock) that otherwise would have caused them to be attributable. Unlike the remainder of the order, however, this revision will not become effective until the Office of Management and Budget has completed an independent review of the burdens posed by this change. The FCC confirmed, however, that all investors who were nonattributable because of the presence of a single majority shareholder prior to December 14, 2000, would have this nonattributable status permanently grandfathered on a non-transferable basis.

         Local marketing agreements (LMAs) also are treated as attributable interests for purposes of the FCC Ownership Rules. The FCC grandfathered television LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

         Finally, the FCC has eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         The recent changes to the FCC Ownership Rules did affect the Company's relationship with SAC. Prior to August 30, 2000, the Company owned a substantial non-voting equity stake in SAC, which, together with a wholly owned subsidiary, now owns WNAC-TV, Providence, Rhode Island. Under the FCC Ownership Rules that were adopted in August 1999, the Company's formerly non-attributable interest in SAC was attributable. The Company concluded that a change was required to retain its interest in WNAC. See below actions taken by the Company and Hicks Muse.

         With the changes in the FCC Ownership Rules, the Company no longer needs to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations is now consistent with the Commission's Rules.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. (Merger Sub), pursuant to which AMFM would be merged with and into Merger Sub and become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). The AMFM Merger was consummated on August 30, 2000. Thomas O. Hicks, who previously was the Company's ultimate controlling shareholder, had an attributable interest in AMFM and currently is the Vice-Chairman of Clear Channel. Because of the changes in FCC Ownership Rules and the AMFM Merger, the Company has taken certain actions to remain in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to SBP, which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. The transfer of control of Sunrise by Hicks Muse to SBP resulted in SBP holding all of the voting stock of Sunrise. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to SBP and the sale of these interests by Hicks Muse, Hicks Muse's interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non-voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

         On November 29, 2000, the Company filed an application with the FCC to merge SALC into STC License Company and SAC into STC Broadcasting, Inc., with STC License and STC Broadcasting being the surviving companies. The FCC approved that application on December 13, 2000, but the transaction has not yet been consummated.

         Alien Ownership.

         The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, Aliens). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. The Company and its subsidiaries are domestic corporations, and the Company's ultimate controlling stockholder is a United States citizen. The Certificate of Incorporation of each of the Company and Sunrise contain limitations on Alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the Certificate of Incorporation, the Company has the right to purchase any Alien-owned shares of the Company's capital stock at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the Alien ownership restrictions.

         Local Television/Cable Cross-Ownership Rule.

         The Telecommunications Act of 1996 eliminated a statutory prohibition against the common ownership of a television broadcast station and a cable system that serves the same local market, but left in place a similar FCC rule. The legislative history of the Act indicates that its repeal of the statutory ban should not prejudge the outcome of any FCC review of the rule.

OTHER MATTERS

Must-Carry Retransmission Consent.

         Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA, as defined by the Nielson 1997-98 DMA Market and Demographic Rank Report. These must-carry rights are not absolute, and their exercise is dependent on variables such as: (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.

         The most recent election date for must-carry or retransmission consent was October 1, 1999, such election to be effective for the three-year period from January 1, 2000 through December 31, 2002.

         The FCC has been conducting a rulemaking proceeding to determine carriage requirements for digital broadcast television stations on cable systems during and following the transition from analog to digital broadcasting, including carriage requirements with respect to ancillary and supplementary services that may be provided by broadcast stations over their digital spectrum. In January 2001, the FCC released a decision that addressed certain carriage requirements during the digital transition. This decision will become effective 60 days after its publication in the Federal Register. The decision specified that a commercial television station that is broadcasting in both analog and digital formats during the digital transition period may elect cable carriage of only a single programming stream (and any program-related content) that is being broadcast via its analog or digital signal. The cable system is not obligated to carry multiple streams of programming or ancillary or supplementary services. Also, the FCC has requested further comment regarding a number of digital-related issues, including whether a television station can demand carriage for both its analog and digital signal, what should constitute program-related content, and the effect of any such provisions on direct broadcast satellite (DBS) providers.

SHVIA.

         On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act (SHVIA). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. Beginning May 27, 2000, satellite carriers were prohibited from delivering a local signal into its local markets - so called "local-into-local" service - without the consent or must-carry election of such station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers under SHVIA and FCC regulations. SHVIA does not require satellite carriers to carry local stations, but provides that carriers that choose to do so must comply with certain mandatory signal carriage requirements by a date certain, as defined by the Act or FCC regulations. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has designated the American Radio Relay League as the neutral arbiter of signal strength disputes, and is in the process of developing the implementation of such regulations, including having requested, in a November 2000 report, that Congress largely maintain the current means of determining signal intensity.

         Also, in November 2000, the FCC released new rules that specify how a local station may preclude the transmission to satellite subscribers within a defined area of network and syndicated programming on national superstations if the local station has exclusive local rights to such programming. These rules also enable a local station to require that satellite providers block certain local sports programming from being imported into the home team's market when no local station is authorized to broadcast the programming. The Company intends to file the necessary notices to exercise its rights under these rules as it deems appropriate.

Digital Television.

         The FCC has taken a number of steps to implement digital television service (DTV) (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals subject to the requirement that they continue to provide at least one free, over the air television service. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services. Pursuant to the FCC's rules, the Company's Stations filed DTV construction permit applications on or before the November 1, 1999 deadline. The Company plans to complete construction of DTV facilities by the May 1, 2002 deadline. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Management of the Company believes that its conversion to DTV will commence in 2001 for all of the Company's markets. Future capital expenditures by the Company will be compatible with the new technology requirements to the extent they are not constrained by financial debt covenants included in the Company's debt agreements. Presently, no Company Station is broadcasting in DTV format.

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

         Closed Captioning & Video Description.

         The FCC requires all television broadcasters to phase in closed captioning of most programming during the next several years, except all are required immediately to caption (or make otherwise accessible to persons with hearing disabilities) emergency information. Specifically, prior to 2002, stations must broadcast captions for at least 450 hours of new, nonexempt programming during each calendar quarter, 900 hours of such programming each calendar quarter of 2002 and 2003, 1350 hours of such programming each quarter during 2004 and 2005, and 100 percent of such programming beginning in 2006. By 2003, stations also must broadcast captions for 30 percent of all programming that had been aired prior to the rules becoming effective ("pre rule programming), and 75 percent of such programming must be captioned by 2008. Short-form advertisements and promotionals, late night programming, primarily textual programming, and certain other forms of programming are exempt from captioning requirements. Spanish-language programming is subject to a more gradual captioning transition period. All captioning requirements are expressly subject to ongoing FCC review.

         New FCC video description requirements for television broadcast stations will take effect on April 1, 2002, but will require only network affiliates in the top 25 DMAs to provide video described programming. None of the Company's stations are in the top 25 DMAs. However, mandatory video description of emergency information, which applies to all television stations and cable operators, will become effective once the Office of Management and Budget completes a separate review of this provision. The comment period necessary to that review ended on January 30, 2001, and the OMB may finalize its review at any time.

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

         On January 31, 2001, the FCC suspended all of its EEO requirements, except its most basic requirement that licensees not discriminate, pursuant to a recent court ruling that vacated such rules as unconstitutional.

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

Employees

         As of December 31, 2000, the Company had approximately 456 full-time and 81 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 39 employees. WDTN has a contract with the International Brotherhood of Electrical Workers ("IBEW") that expires July 1, 2003 with respect to 54 employees. KFYR has a contract with IBEW that expires on September 9, 2003 with respect to 9 employees. WTOV contracts with AFTRA and IBEW, and the WJAC contract with International Alliance of Theatrical Stage Employees were assumed by Cox on August 4, 2000, the date of LMA agreements with the Company. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

Pending Acquisitions and Dispositions

Sale of WJAC and WTOV

         On July 6, 2000, the Company entered into an agreement with Cox to sell to Cox all of the capital stock of WJAC, Incorporated for $70.0 million. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, SAC and SALC, subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58.0 million. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programs most of the available time on WJAC and WTOV and retains the revenues from such sales of advertising time. Cox pays the Company a $0.75 million monthly fee under the two TBAs and reimburses the Company for out of pocket costs. On December 22, 2000, the Company and Cox amended their agreement for the sale of WJAC to provide for the sale of the FCC licenses for WJAC directly from STC License Company, the subsidiary of the Company which holds such licenses, to Cox.

         The sale of WJAC, Incorporated and WTOV closed on January 5, 2001. Preliminary net proceeds from the transactions are approximately $126.0 million. $68.0 million was used to permanently retire a portion of the Company's senior term loan agreement, $55.0 million was transferred to a collateral account with the Company's senior lender pending the purchase of WPRI-TV (see below) and $3.0 million was transferred to an indemnity escrow account.

Purchase of WPRI / Sale of WNAC

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with Clear Channel to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island and New Bedford, Massachusetts market for a purchase price of $50.0 million. The closing of this transaction is subject to approval by the FCC and the transfer of WNAC's FCC license to an unrelated party. On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with Lin Television Corporation ("Lin") to sell Lin certain assets of WNAC, including the FCC license and an interest in the revised JMPA for $2.5 million. On February 1, 2001, the Company filed an application with the FCC to sell WNAC to Lin. Approval and consummation of that sale is a necessary precondition of the Company being able to acquire WPRI. This application is still pending.

ITEM 2.  PROPERTIES

         Each Station's real properties generally include main offices, studios and transmitter/ antenna sites. The transmitter/antenna sites generally are located to provide maximum signal coverage. The Company generally considers its facilities and equipment to be suitable for its current operations, and generally in good condition. The Company does not anticipate any difficulties leasing or purchasing additional space. The Company continues to evaluate potential upgrades in its facilities and equipment.

         The principal executive offices of the Company are located at 720 2nd Avenue South, St. Petersburg, Florida 33701-4006. The telephone number of the Company at that address is (727) 821-7900. The following table generally describes the Company's principal properties in each of the markets of operation:


                                                                                            Approximate
    Station and Property                    Type of                      Owned                  Size             Expiration
         Location                       Facility and Use               or Leased           (Square Feet)          of Lease
---------------------------------------------------------------------------------------------------------------------------

WEYI:
   Clio, Michigan......................Main Office/Studio                Owned               17,500(1)               -

                                       Tower/Antenna Site                Owned               17,500(1)               -
KRBC:
   Abilene, Texas......................Main Office/Studio                Owned               19,312                  -
   Cedar Gap Mountain, Texas...........Tower/Antenna Site                Owned                1,600                  -

KACB:
   San Angelo, Texas...................Main Office/Studio                Leased               3,470         04/30/2001
   San Angelo, Texas...................Tower/Antenna Site                Leased               1,134         05/15/2003
   Runnels County, Texas...............Relay Site                        Leased                 500         10/31/2004

WDTN:
   Dayton, Ohio........................Main Office/Studio                Owned               43,500                  -
   Dayton, Ohio........................Tower/Antenna Site                Owned                1,800                  -

WNAC-TV:
   Rehoboth, Massachusetts.............Main Office/Studio                Owned               14,000(1 + 2)           -
                                       Tower/Antenna Site                Owned               14,000(1 + 2)           -
KFYR:(3)
   Bismarck, North Dakota..............Main Office/Studio                Owned               19,600                  -
   Saint Anthony, North Dakota ........Tower/Antenna Site                Owned                3,840                  -

KMOT:(3)
   Minot, North Dakota.................Main Office/Studio                Owned                9,676(1)               -
                                       Tower/Antenna Site                Owned                9,676(1)               -
KUMV:(3)
   Williston, North Dakota.............Main Office/Studio                Owned                7,884                  -
   Judson Township,
        North Dakota...................Tower/Antenna Site                Owned                3,168                  -

KQCD:(3)
   Dickinson, North Dakota.............Main Office/Studio                Owned                3,600                  -
   Stark County, North Dakota..........Tower/Antenna Site                Owned                2,400                  -



                                                                                            Approximate
    Station and Property                    Type of                      Owned                  Size             Expiration
         Location                       Facility and Use               or Leased           (Square Feet)          of Lease
---------------------------------------------------------------------------------------------------------------------------

KVLY:(3)
   Fargo, North Dakota.................Main Office/Studio                Owned               15,200                  -
   Blanchard, North Dakota.............Tower/Antenna Site                Leased               4,320         07/31/2062
   Grand Forks, North Dakota...........Sales and News Office             Leased               1,500         12/31/2003

WUPW:
   Toledo, Ohio........................Main Office/Studio                Leased              15,100         06/30/2007
   Toledo, Ohio........................Tower/Antenna Site                Leased                 800         12/20/2089

Corporate:
   St. Petersburg, Florida.............Office                            Leased               5,500         06/30/2003
   Wichita, Kansas.....................Office                            Leased               4,068         08/31/2005

Properties Sold or Leases Transferred to Cox on January 5, 2001
---------------------------------------------------------------

WTOV:
   Steubenville, Township, Ohio........Main Office/Studio                Owned               12,750(1)               -
                                       Tower/Antenna Site                Owned               12,750(1)               -
   Pultney Township, Ohio..............Microwave /Relay                  Owned                  450                  -

WJAC:
   Johnstown, Pennsylvania.............Main Office/Studio                Owned               40,000                  -
   Laurel Hill, Pennsylvania...........Tower/Antenna Site                Owned                3,600                  -
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


ITEM 3.  LEGAL PROCEEDINGS

         Lawsuits and claims are filed against the Company from time to time in the ordinary course of business including suits based on defamation. Management believes that the outcome of any such pending matters will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common stock, par value $0.01 per share (the Common Stock). All of the Company's Common Stock is held by Sunrise Television Corp. (Sunrise). The Company has never paid a cash dividend with respect to its Common Stock. The Company's Senior Credit Agreement and Senior Subordinate Notes generally prohibit the Company from paying dividends on its Common Stock.

         On February 24, 1997, the Company issued 1,000 shares of its Common Stock to Sunrise in a private transaction for a cash purchase price of $50.0 million in reliance on the exemption, set forth in Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), from the registration requirement set forth in Section 5 of the Securities Act.

         On March 1, 1997, the Company sold 300,000 shares of its 14% Redeemable Preferred Stock 22 Series A in a private placement in reliance on
Section 4(2) of the Securities Act for a cash purchase price of $28.95 million, with an aggregate liquidation preference of $30.0 million, or $100 per share, in connection with the acquisition of the Jupiter/Smith Stations. These shares are entitled to quarterly dividends and accrue at a 14% rate per annum. At December 31, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

         On March 25, 1997, the Company sold $100.0 million aggregate principal amount of its 11% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in reliance on Rule 144A of the Securities Act to Chase Securities, Inc., NationsBanc Capital Markets, Inc., and Schroder Wertheim & Co. as the initial purchasers. The Company paid discounts to the initial purchasers of 3% of the aggregate principal amount of the Notes sold.

         On February 5, 1999, the Company entered into a $90.0 million Redeemable Preferred Stock Series B bridge financing agreement ("Preferred Agreement") with three purchasers, two of which are participants in the Senior Credit Agreement and sold $37.5 million of Redeemable Preferred Stock Series B to fund the WUPW purchase in a private transaction for cash in reliance on the exemption set forth in Section 4(2) of the Securities Act from the registration requirement set forth in Section 5 of the Securities Act. On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement, and the availability for selling additional preferred stock under the Preferred Agreement was cancelled.

         On December 30, 1999, the Company issued and sold 25,000 shares of its 14% Redeemable Preferred Stock Series B to Sunrise in a private transaction for an aggregate cash purchase price of $25.0 million in reliance on the exemption set forth in Section 4(2) of the Securities Act from the registration requirement set forth in Section 5 of the Securities Act. These shares are entitled to quarterly dividends and accrue at a 14% rate per annum. At December 31, 2000, dividends have been accrued by are unpaid on the Redeemable Preferred Stock Series B.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth the selected historical information of the Company as of the dates and for the periods indicated. Information for the Company for the three years ended December 31, 2000, and the ten month period ended December 31, 1997 was derived from the financial statements of the Company, which have been audited by Arthur Andersen, LLP. Predecessor historical information for the two months ended February 28, 1997 and the year ended December 31, 1996 were derived from the audited financial statements of the Jupiter/Smith Stations which have been audited by Arthur Andersen, LLP.


                                                     OPERATIONS OF                              HISTORICAL
                                                     PREDECESSOR(1)                         STC BROADCASTING, INC.

                                                 Year Ended     Two Months  |   Ten Months
                                                 December 31,     Ended     |     Ended
                                                               February 28, |   December 31,         Year Ended December 31,
                                                   1996           1997      |      1997           1998         1999         2000
                                                 ---------     ---------    |    --------      ---------     --------     --------
                                                 (Dollars in thousands)     |                  (Dollars in thousands)
                                                                            |
Statement of Operations Data:                                               |
                                                                            |
Net revenues                                     $  37,559     $   5,228    |    $  36,231     $  67,123     $ 81,157     $ 80,231
Operating expenses:                                                         |
   Station expenses                                 22,145         3,786    |       21,141        38,058       47,413       42,356
   Depreciation                                      4,286           757    |        3,475         8,207       13,405       13,933
   Amortization                                      5,860           977    |        9,159        16,826       22,984       22,723
   Corporate expenses                                  840           146    |        1,402         2,347        3,499        3,927
                                                 ---------     ---------    |    ---------     ---------     --------     --------
Operating income (loss)                              4,428          (438)   |        1,054         1,685       (6,144)      (2,708)
Interest expense                                    (6,072)         (963)   |       (9,502)      (16,301)     (20,635)     (18,853)
Gain on asset swap (2)                                  --            --    |           --        17,457           --           --
Gain on sale of WROC-TV                                 --            --    |           --            --        4,500           --
Consulting services                                  1,500            --    |           --            --           --           --
Expenses incurred in cancelled                                              |
    debt offering                                       --            --    |           --            --         (825)          --
Expenses incurred in cancelled                                              |
    acquisition of Sinclair Stations                    --            --    |           --            --           --         (875)
Gain (loss) on disposal of property                                         |
    and equipment                                       --            --    |           46          (144)        (402)      (1,804)
Other income (expense)                                  52            39    |          283           186          100         (504)
                                                 ---------     ---------    |    --------      ---------     --------     --------
(Loss) income before income tax                        (92)       (1,362)   |       (8,119)        2,883      (23,406)     (24,744)
Income tax benefit (provision)                          --            --    |          299        (1,823)       7,525       13,539
                                                 ---------     ---------    |    --------      ---------     --------     --------
Net (loss) income before extraordinary item            (92)       (1,362)   |       (7,820)        1,060      (15,881)     (11,205)
Extraordinary loss from early retirement of                                 |
         debt, net of income tax benefit                --            --    |           --        (2,860)          --           --
                                                 ---------     ---------    |    --------      ---------     --------     --------
Net loss                                               (92)       (1,362)   |       (7,820)       (1,800)     (15,881)     (11,205)
Dividends and accretion on                                                  |
   Redeemable Preferred Stock (3)                       --            --    |       (3,763)       (5,100)      (7,423)     (10,461)
                                                 ---------     ---------    |    --------      ---------     --------     --------
Net loss applicable to                                                      |
   common stock                                  $     (92)    $  (1,362)   |    $ (11,583)    $  (6,900)    $(23,304)    $(21,666)
                                                 =========     =========    |    =========     =========     ========     ========
                                                                            |
                                                                            |
Other Financial Data:                                                       |
Net cash provided by (used in):                                             |
    Operating activities                         $   9,557     $   1,632    |    $   5,106     $  13,880     $  6,102     $ 15,560
    Investing activities                          (108,298)         (233)   |     (201,986)     (137,257)     (34,004)      (9,943)
    Financing activities                           101,405            --    |      198,512       127,092       26,464       (4,500)
Broadcast cash flow (4)                             15,405         1,441    |       14,990        29,082       33,564       37,556
Broadcast cash flow margins (5)                      41.02%        27.60%   |        41.37%        43.33%       41.36%       46.81%
EBITDA (6)                                       $  14,565     $   1,295    |    $  13,588     $  26,735     $ 30,065     $ 33,629
Capital expenditures                                 2,966           264    |        2,848         5,573        5,781        4,939
Amortization of film payments                        3,581           620    |        3,214         5,696        6,178        5,013
Payments for program rights                          3,590           621    |        3,314         5,679        6,358        5,332
Ratio of earnings to fixed charges (7)                                      |      (11,882)       (6,803)     (30,829)     (35,205)
                                                                            |
Balance Sheet Data:                                                         |
                                                                            |
Cash and cash equivalents                                                   |        1,632         5,347        3,909        5,026
Total assets                                                                |      240,791       384,512      384,173      348,757
Long term debt (including current portion):                                 |
    Senior Credit Agreement                                                 |       14,500       111,000       99,750       95,250
    Senior Subordinated Debt                                                |      100,000       100,000      100,000      100,000
Redeemable Preferred Stock                                                  |
   Series A                                                                 |       32,263        37,364       43,196       49,870
   Series B                                                                 |           --            --       24,305       28,092
Stockholder's equity                                                        |       52,429        78,729       70,425       48,759
                                                                            |
                                                                            |

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA

(Dollars in thousands)

(1) Financial statements for periods presented are at the Jupiter/Smith Stations cost basis and refers to the period that the Jupiter/Smith Stations were owned by Jupiter and operated by SBP, an affiliate of Robert
     N. Smith.

(2) Represents book gain on the swap of television stations WPTZ, WNNE, and KSBW with Hearst-Argyle Stations, Inc. for television stations WDTN and WNAC and the interest of WNAC in the Joint Marketing Agreement with CCC.

(3) Reflects dividend requirement and accretion on the Series A and Series B redeemable preferred stock.

(4) Broadcast cash flow consists of operating income (loss) plus depreciation of property and equipment, amortization of intangible assets and other assets, amortization of program rights, and corporate expenses minus payments on program rights.

(5) Broadcast cash flow margin is broadcast cash flow divided by net revenues expressed as a percentage.

(6)  EBITDA is defined as broadcast cash flow less corporate expenses.

(7) For purposes of this calculation, "earnings" consist of net loss applicable to common stock before income tax (benefit) and fixed charges. "Fixed charges" consist of interest expense, amortization of deferred financing costs, the component of rental expense believed by management to be representative of the interest factor thereon and preferred stock dividend requirements and related accretion. If the ratio is less than 1.0x, the deficiency is shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The operating revenues of the Stations are derived primarily from advertising revenues and, to a lesser extent, compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering costs, syndicated programming expenditures and promotional costs. A significant proportion of the operating expenses of the Stations are considered fixed.

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

         Most spot advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues of the Stations are generated from local advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay commissions to the national sales representatives operating under agreements that provide for exclusive representation within the particular Station market. In 2000, local spot advertising comprised 63.7% of the Company's gross spot revenues (excluding political advertising), and national spot advertising comprised 36.3% of the Company's gross spot revenues (excluding political advertising). The gross spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the fourth quarter. In 2000, the Stations advertising revenues benefited from local, congressional and presidential elections and the Summer Olympics Games on NBC. In 1998, the Stations' advertising revenues benefited from local and congressional elections and the Winter Olympic Games on CBS.

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

         This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts included herein may constitute forward-looking statements. The Company has based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including increased competition, increased costs, changes in network compensation agreements, impact of future acquisitions and dispositions, loss or retirement of key members of management, inability to realize our acquisition strategy, increases in costs of borrowings, unavailability of additional debt and equity capital, adverse state or federal legislation or changes in FCC policies, and changes in general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HISTORICAL PERFORMANCE
(ALL DOLLARS PRESENTED IN TABLES ARE SHOWN IN THOUSANDS)

BROADCAST CASH FLOW AND EBITDA

         The following table sets forth certain data for the three years ended December 31, 2000.

                                                Years Ended December 31,
                                             1998         1999         2000
                                           --------     --------     --------

Operating Income (Loss)                    $  1,685     $ (6,144)    $ (2,708)
Add:
  Amortization of Program Rights              5,696        6,178        5,013
  Depreciation of Property and Equipment      8,207       13,405       13,933
  Amortization of Intangibles                16,826       22,984       22,723
  Corporate Expenses                          2,347        3,499        3,927
Less: Payments for Program Rights            (5,679)      (6,358)      (5,332)
                                           --------     --------     --------
Broadcast Cash Flow                          29,082       33,564       37,556
Less: Corporate Expenses                     (2,347)      (3,499)      (3,927)
                                           --------     --------     --------
EBITDA                                     $ 26,735     $ 30,065     $ 33,629
                                           ========     ========     ========
Margins:
   Broadcast Cash Flow                         43.3%        41.4%        46.8%
                                           ========     ========     ========
   EBITDA                                      39.8%        37.0%        41.9%
                                           ========     ========     ========


NET REVENUES

         Set forth below are the principal types of revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                                           Years Ended December 31,
                                       -------------------------------------------------------------
                                              1998                  1999                 2000
                                       -----------------     -----------------     -----------------
                                          $          %          $          %          $          %
                                       -------     -----     -------     -----     -------     -----

Gross revenues:
   Local                               $37,959      48.5   % $49,121      52.7%    $43,303      47.3%
   National                             24,350      31.1      30,161      32.4      24,723      27.0
   Political                             5,721       7.3         462        .5       7,501       8.2
   Network Compensation                  4,808       6.1       5,340       5.7       4,045       4.4
   Joint Operating Agreements            2,522       3.2       3,622       3.9       4,279       4.7
   Time Brokerage Agreements                --        .0          --        .0       3,677       4.0
   Realized from Barter Transactions     1,999       2.6       2,913       3.1       2,577       2.8
   Other                                   926       1.2       1,618       1.7       1,486       1.6
                                       -------     -----     -------     -----     -------     -----
         Total Gross                   $78,285     100.0   % $93,237     100.0%    $91,591     100.0%
Agency and National
   Representative Commissions           11,162      14.3      12,080      13.0      11,360      12.4
                                       -------     -----     -------     -----     -------     -----
         Net Revenue                   $67,123      85.7   % $81,157      87.0%    $80,231      87.6%
                                       =======     =====     =======     =====     =======     =====

RESULTS OF OPERATIONS

         Set forth below is a summary of the operations of the Company for the years indicated and their percentages of net revenues.


                                                                    Years Ended December 31,
                                                   1998                       1999                      2000
                                            --------------------      --------------------    ---------------------
                                               $       % of  Net         $        % of Net          $        % of Net
                                                        Revenues                  Revenues                   Revenues
                                            -------    ---------      --------    --------      --------     --------

Net Revenues:                               $67,123     100.0%        $ 81,157     100.0%       $ 80,231      100.0%
Operating Expenses:
   Station Operating                         20,696      30.8           25,144      31.0          21,331       26.6
   Selling, General and Administrative       15,447      23.0           19,322      23.8          18,610       23.2
   Realized from Barter Transactions          1,915       2.9            2,947       3.6           2,415        3.0
   Depreciation                               8,207      12.2           13,405      16.5          13,933       17.4
   Amortization                              16,826      25.1           22,984      28.3          22,723       28.3
   Corporate Expenses                         2,347       3.5            3,499       4.4           3,927        4.9
                                            -------     -----         --------     -----        --------      -----
         Operating Income (Loss)            $ 1,685       2.5%        $ (6,144)     (7.6)%      $ (2,708)      (3.4)%
                                            =======     =====         ========     =====        ========      =====


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         In the discussion comparing the years ended December 31, 2000 and 1999, WEYI, KRBC, KACB, WDTN, WNAC, KVLY, KFYR, KMOT, KUMV, and KQCD will be referred to as Core Stations. WTOV and WJAC will be referred to as the Cox Stations. See footnote 16 to the financial statements for information on the sale of these stations to Cox and the assumption of certain operating expenses. The acquisition of television station WUPW closed on February 1, 1999. The sale of the non-license assets of WROC, and the entering into of a time brokerage agreement, will be referred to as the WROC Sale and was effective April 1, 1999, and the WROC license closing was on December 23, 1999.

Summary Information

         The following table details how the different groupings affected the change in operating income (loss) between the year ended December 31,2000 and the year ended December 31, 1999.


                                              Core         WUPW           WROC           Cox
                                            Stations    Acquisition       Sale         Stations       Total
                                            --------    -----------     -------       --------       -------

Net revenues                                $ 4,732       $   412       $(2,598)      $(3,472)      $  (926)

Operating Expenses:
   Station Operating                           (832)          330        (1,221)       (2,090)       (3,813)
   Selling, General and Administrative        1,002           475          (633)       (1,556)         (712)
   Realized from Barter Transactions             56           (36)         (127)         (425)         (532)
   Depreciation                                 448           251          (285)          114           528
   Amortization                                   0           408          (670)            1          (261)
   Corporate Expenses                           428             0             0             0           428
                                            -------       -------       -------       -------       -------
Operating Income (Loss)                     $ 3,630       $(1,016)      $   338       $   484       $ 3,436
                                            =======       =======       =======       =======       =======


Core Stations

         An increase of approximately $5.4 million in net revenues was a result of political sales during 2000 as compared to 1999. National revenues were down in all markets by approximately $1.5 million, with the biggest decreases in the Dayton and Flint markets. Station operating expenses were generally down due to reduced prices on program contracts, cost consolidation at the Meyer Stations and reallocation of power costs related to studio operations from station operating to selling, general and administrative. Selling, general and administrative increased additionally as a result of higher sales related costs and increases in employee benefit costs.

OTHER ITEMS

Interest Expense

         Interest expense decreased by $1.7 million to $18.9 million for the year ended December 31, 2000, from $20.6 million for the year ended December 31, 1999. The majority of these decreases were due to lower outstanding balances on the Senior Credit Agreement during the comparative periods offset by slightly higher effective interest rates.

Expenses Incurred in Cancelled Acquisition of Sinclair Stations

         During the first quarter of 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the Department of Justice on a timely basis. There was no comparable amount for 1999.

Expenses Incurred in Cancelled Debt Offering

         During the second quarter of 1999, the Company and Sunrise contemplated selling either debt securities of Sunrise or preferred stock of the Company in a private placement to fund the acquisition under the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The year ended December 31, 1999 include a $0.8 million charge for the cancelled debt offering. There was no comparable amount for 2000.

Other, net

         Other expenses, net increased by $2.0 million to $2.3 million for the year ended December 31, 2000 from $0.3 million for the year ended December 31, 1999. Approximately $1.4 million of the increase is a result of loss on disposal of assets replaced or scrapped by the Company and $0.8 million was direct and incremental costs associated with the disposal of WJAC and WTOV.

Income Tax Benefit

         Income tax benefits increased by $6.0 million to $13.5 million for the year ended December 31, 2000, from $7.5 million tax benefit for the year ended December 31, 1999, due primarily to the reversal of valuation allowance for deferred tax assets associated with net operating loss carryforwards of non-qualifying subsidiaries. The Company's former non-qualifying subsidiaries now qualify to file a consolidated federal income tax return due to changes in the Company's ownership control.

Dividends

         Redeemable preferred stock dividends and accretion increased by $3.1 million to $10.5 million for the year ended December 31, 2000, from $7.4 million for the year ended December 31, 1999. The increases are a result of the higher rate of interest on the Series B Preferred Stock issued in December 1999 as compared to the initial issuance of the Series B Preferred Stock in the first quarter of 1999 and to higher outstanding balances on the Series A and B Preferred Stock.

Net Income (Loss) Applicable to Common Shareholder

         Net loss decreased by $1.6 million to $21.7 million of net loss for the year ended December 31, 2000 from a net loss of $23.3 million for the year December 31, 1999 for the reasons stated above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         In the discussion comparing the years ended December 31, 1999 to 1998, WTOV, WEYI, and WJAC will be referred to as the Core Stations. The acquisition of television stations KVLY, KFYR, KUMV, KQCD, KMOT (the Meyer Stations), and KRBC, KACB and WUPW will be referred to as the Station Acquisitions. The KRBC and KACB acquisition closed on April 1, 1998, the Meyer Stations acquisition closed on November 1, 1998 , and the WUPW acquisition closed on February 1, 1999. The Company continues to own all of the stations acquired in the Station Acquisitions. The acquisition of WPTZ and WNNE from Sinclair, and the transfer to Hearst-Argyle Television, Inc. (Hearst) of KSBW, WPTZ and WNNE in exchange for WDTN, WNAC and WNAC's interest in a Joint Marketing Agreement with WPRI, will be referred to as the Swap Transaction. The sale of the non-license assets of WROC, and the entering into of a time brokerage agreement, will be referred to as the WROC Sale.

         The following table details how the above transactions affected operating income.


                                              Core          Swap         Station        WROC
                                            Stations    Transaction   Acquisitions      Sale           Total
                                            --------    -----------   ------------     -------       --------
                                                                  (Dollars in thousands)

Net revenues                                $(1,505)      $ 1,369       $ 23,224       $(9,054)      $ 14,034
Operating Expenses:
   Station Operating                             37           964          7,111        (3,664)         4,448
   Selling, General and Administrative         (229)         (209)         6,357        (2,044)         3,875
   Trade and Barter                             127            16          1,245          (356)         1,032
   Depreciation                                 200           580          5,238          (820)         5,198
   Amortization                                (343)        1,633          6,877        (2,009)         6,158
   Corporate Expenses                         1,152             0              0             0          1,152
                                            -------       -------       --------       -------       --------

Operating Income                            $(2,449)      $(1,615)      $ (3,604)      $  (161)      $ (7,829)
                                            =======       =======       ========       =======       ========


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

Gain on Sale of WROC

         Gain on the sale of WROC was $4.5 million for the year ended December 31, 1999 with no comparable amount for the year ended December 31, 1998.

Expenses Incurred in Cancelled Debt Offering

         During the second quarter of 1999, the Company and Sunrise contemplated selling either debt securities of Sunrise or preferred stock of the Company in a private placement to fund the acquisition under the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would attempt to fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The year ended December 31, 1999 includes an $0.8 million charge for the cancelled offering with no comparable amount for the year ended December 31, 1998.

Gain on Asset Swap

         Gain on asset swap was $17.5 million for the year ended December 31, 1998 with no gain for the year ended December 31, 1999. $7.9 million of the gain is attributable to the non-license assets of KSBW, $1.6 million is attributable to the non-license assets of WPTZ and WNNE, and $8.0 million is attributable to the FCC licenses of KSBW, WPTZ and WNNE.

Income Tax Benefit

         Income tax benefit increased by $9.3 million to $7.5 million for the year ended December 31, 1999 from an expense of $1.8 million for the year ended December 31, 1998. This increase is mainly attributable to deferred tax assets being generated by the Company's net operating loss carryforwards.

Extraordinary Item

         Extraordinary charge for early retirement of debt was $2.9 million for the year ended December 31, 1998 with no extraordinary item for the period ended December 31, 1999. The charge consists of $2.4 million of write offs related to the unamortized costs incurred on the issuance of the former Bank Credit Agreement and $2.2 million of fees incurred on the issuance of the Senior Credit Agreement, net of $1.7 million of taxes.

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

Net Loss Applicable to Common Stock

         Net loss applicable to common stock increased by $16.4 million to $23.3 million for the year ended December 31, 1999 from a loss of $6.9 million for the period ended December 31, 1998 due to the reasons outlined above.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, the Company had $5.0 million in cash balances and net working capital of approximately $9.0 million. The Company's primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows provided by operating activities increased by $9.5 million to $15.6 million for the year ended December 31, 2000 from $6.1 million for the year ended December 31, 1999. The Company made interest and film payments of $18.8 million and $5.3 million, respectively, during the year ended December 31, 2000 compared to $20.6 million and $6.4 million, respectively for the year ended December 31, 1999.

         Net cash flows used in investing activities decreased by $24.1 million to $9.9 million for the year ended December 31, 2000 from $34.0 million for the year ended December 31, 1999. The Company made capital expenditures of $4.9 million and $5.8 million for the years ended December 31, 2000 and 1999, respectively. In 1999, the Company purchased WUPW for approximately $74.5 million and generated $46.0 million for the sale of WROC. In 2000, the Company made a $5.0 million deposit on the purchase of WPRI.

         Net cash flows used in financing activities increased by $30.9 million to $4.5 million for the year ended December 31, 2000 from $26.4 million provided by for the year ended December 31, 1999. In 2000, the Company made net payments of $4.5 million on the Senior Credit Agreement. In 1999, the Company received a capital contribution of $15.0 million from Sunrise, sold $61.4 million of redeemable preferred stock Series B, redeemed $37.5 million of redeemable preferred stock Series B, paid $1.2 million of dividends on Redeemable Preferred Stock Series B and decreased borrowings under the Senior Credit Agreement by a net of $11.3 million.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the Senior Subordinated Notes, working capital needs, the funding of capital expenditures and potential acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinated Notes and intends to do so in order to fund future acquisitions as part of its business strategy. The Company has historically funded acquisitions through a combination of borrowings and the receipt of capital contributions from Sunrise.

         Principal and interest payments under the Senior Credit Agreement and the Senior Subordinated Notes will represent significant liquidity requirements for the Company in the future. Loans under the Senior Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Credit Agreement and the Senior Subordinated Notes limit the Company's ability to pay cash dividends prior to May 2002. The Senior Credit Agreement and the Senior Subordinated Notes impose certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make restricted payments, consummate certain asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Sunrise, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

         In 1997, the Company completed a private placement of $100.0 million principal amount of its Senior Subordinated Notes, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         In July of 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million term loan facility and $65.0 million revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At December 31, 2000, the Company had outstanding $93.5 million on the term loan facility and $1.75 million under the revolving loan facility.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. Any loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement contains certain financial operating maintenance covenants including a maximum consolidation leverage ratio (currently 6.75:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.5:1). The

Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overheard.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At December 31, 2000, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

         On March 1, 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30.0 million, or $100 per share, which are entitled to quarterly dividends that will accrue at a rate per annum of 14%. On December 30, 1999, the Company issued and sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25.0 million. Each share is entitled to quarterly dividends that will accrue at a 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At December 31, 2000, dividends have been accrued by are unpaid on the Redeemable Preferred Stock Series A and Series B.

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

RISK FACTORS

         Based on the current level of operations, anticipated future internally generated growth, and additional borrowings under the Senior Credit Agreement the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments, and may have funds available for additional acquisitions. The Company's future operating performance and ability to service or refinance the Senior Subordinate Notes and to extend or refinance the Senior Credit Agreement and Redeemable Preferred Stock Series A and B will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The following details certain of the risk factors facing the Company.

Additional Equity for Acquisitions

         We have received capital contributions from Sunrise to complete acquisition of stations during the history of the Company. Sunrise voting stock (one share) is controlled by SBP, and the remaining shares of non voting stock (891,499 shares) are owned by Sunrise Television Partners, L.P. This partnership is substantially funded by and controlled by Thomas Hicks, an affiliate of Hicks Muse. There is no guarantee that affiliates of Hicks Muse will be able to or have a desire to make any future investments in the partnership. Such lack of future funding could have a substantial adverse effect on the Company's ability to grow through acquisitions.

Our Agreements Governing Debt Instruments Contain Restrictive Covenants

         Our Senior Credit Agreement and the indenture governing the Senior Subordinated Notes contain covenants that restrict, among other things, our ability to:

o incur additional debt, incur liens, pay dividends or make restricted payments;

o    sell certain assets or enter into asset swaps;

o    enter into certain transactions with affiliates;

o    enter into sale and leaseback transactions;

o conduct business other than the ownership and operation of television broadcast stations and businesses related thereto; or

o merge or consolidate with any other person or dispose of all or substantially all of our assets.

         Our Senior Credit Agreement requires us to maintain certain financial ratios and satisfy financial condition tests. Our ability to comply with the ratios and the tests will be affected by events outside of our control and there can be no assurance that we will meet those tests. A breach of any of the covenants or failure to meet the tests could result in an event of default which would allow the lenders under the Senior Credit Agreement to declare all amounts outstanding immediately due and payable and, in some cases, could affect other obligations through cross-default and cross-acceleration provisions. In the case of our Senior Credit Agreement, if we were unable to pay the amounts due, the lenders could, subject to compliance with applicable FCC rules, proceed against the collateral securing that indebtedness.

Television Is a Highly Competitive Industry

         The television industry is highly competitive and is undergoing a period of consolidation and significant change. Many of our competitors have greater financial, marketing, programming and broadcasting resources. Technological innovation has resulted in the proliferation of programming alternatives, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, as well as the recent rise in internet usage. This has resulted in the fractionalization of television viewing audiences and has subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunciations Act of 1996, the statutory ban on telephone cable cross-ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes under certain circumstances. Increased competition is adversely affecting network profitability and the networks with which our Stations are affiliated are likely to take actions that could adversely affect our operating margins and asset values or increase our costs of operation.

Our Operating Results are Dependent on Advertising Revenues

         Our operating results are dependent on advertising revenues which, in turn, depend on the following:

o    national and local economic conditions;

o coverage of political events (e.g., political conventions) and high profile sporting events (e.g., the Olympics, Super Bowl and NCAA Men's Basketball Tournament);

o the relative popularity of our programming (which in many cases, is dependent on the relative popularity of our Stations' network programming);

o    the demographic characteristics of our markets;

o the activities of our competitors and other factors which are outside of our control; and

o network affiliation of our stations, including the compensation arrangements with those networks.

         Advertising expenditures are cyclical, and as a result our revenues could be adversely affected by a future local, regional or national recession or economic slowdown.

We Rely on Programming Provided by Third Parties

         One of our significant fixed operating costs is syndicated programming. We may be exposed in the future to increased syndicated programming costs which may materially adversely affect our operating results. We have no control over the quality or quantity of programming developed by programming suppliers. The acquisition of program rights is often made two or three years in advance of broadcasting, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

We are Dependent on Continued Network Affiliation Arrangements

         All of our stations are affiliated with either ABC, NBC or FOX. Each of these networks generally provides these stations with significant quantities of prime time, news and sports programming, and the stations broadcast network-inserted commercials during such programming and, other than FOX affiliates, receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations and cable networks in the same market, we cannot guarantee the future success of each network's programming, the continuation of such programming or the continuation of the current economic terms on which such network programming or the continuation of the current economic terms on which such network programming is provided to us. We cannot assure you that our affiliation agreements will be renewed or, if renewed, that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation agreement, or a substantial reduction in compensation payments, could have a material adverse effect on our operations.

We are Dependent Upon Retaining Key Personnel

         Our success will continue to be dependent upon attracting and retaining experienced managers in the television industry, including our present officers and general managers. The loss of the services of our Chief Executive Officer, Robert N. Smith, our Chief Operating Officer, Sandy L. DiPasquale, our Senior Vice President and Chief Financial Officer, David A. Fitz, or our Regional Vice President, John M. Purcell, or any of our highly qualified general managers could have a material adverse effect on our operations.

A Percentage of Our Work Force is Unionized

         As of December 31, 2000, approximately 18% of the Company's employees worked under various collective bargaining agreements which expire between 2002 and 2003. We cannot make any assurances that we will not experience a prolonged labor dispute which could have a material adverse effect on the Company's business, financial condition or results of operations.

New Technologies May Impact Our Operations

         The FCC has adopted rules for implementing Advanced Television, commonly referred to as digital television, in the United States. Implementation of digital television will impose additional costs on television stations providing the new service due to increased equipment costs. None of our stations are currently broadcasting digitally, and we estimate that the adoption of digital television will require minimum capital expenditures of approximately $1.5 to $2.5 million per station to develop facilities necessary for transmitting a digital signal. Further advances in technology may increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Our Business is Subject to Federal Regulation and Licensing Requirements

         The television broadcasting industry is subject to regulation by governmental entities. In particular, under the Communications Act and the Telecommunications Act, the FCC licenses television stations and extensively regulates their ownership and operation. We depend on our ability to hold our FCC broadcast licenses, which are normally granted for terms of eight years and are renewable, and also upon the renewal of the licenses for those stations that we program pursuant to time brokerage agreements. Although the vast majority of FCC broadcast licenses are routinely renewed when their terms expire, we cannot assure you that a renewal will be granted, or that restrictive conditions will not be imposed on any such grant. In addition, limitations on the ownership of television stations under the FCC's current rules, or under revised rules now being considered, could restrict our ability to consummate future transactions.

We May Have Difficulty Integrating WPRI and Implementing our Acquisition
Strategy

         We are in the process of acquiring WPRI. Consequently, our focus will be on integrating WPRI into our operations. This could divert our attention from other general business concerns. We cannot be sure we will be successful in integrating WPRI with our existing businesses.

CREDIT AND INTEREST RATE RISKS

         The Company's financial instruments that constitute exposed credit risks consist primarily of cash equivalents and trade receivables. The Company's cash equivalents consist solely of high quality short-term securities. Concentrations of credit risks with respect to receivables are somewhat limited due to the large number of customers and to their dispersion across the geographic areas served by the Stations. No single customer amounts to 10% of the Company's total outstanding receivables.

         The Company was exposed to minimal market risk related to interest rates as of December 31, 2000. The Company's Senior Subordinate Debt is fixed at 11% and is due and payable on March 15, 2007. On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 7.025% at December 31, 2000. On December 30, 1999, the Company entered into a swap agreement that fixed the interest rate on $25.0 million of its floating rate borrowings for 18 months at 5%, plus the applicable borrowing margin (currently 1.875%), for an overall borrowing rate of 6.875% at December 31, 2000. The variable interest rates on these interest rate swap contracts are based upon the three month London Interbank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the operations of the Company. The counter party to the interest rate swap agreements is one of the lenders under the Senior Credit Agreement.

         On January 5, 2001, the Company closed the sale of WJAC and WTOV to Cox and used $68.0 million of the proceeds to permanently reduce the term portion of the Senior Credit Agreement. Simultaneous with the sale to Cox, the Company cancelled its $70.0 million and $25.0 million swap agreements and entered into a new swap agreement that fixed the interest rate on $25.0 million of its remaining floating rate borrowings for 18 months at 4.56%, plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.435%.

Capital Expenditures

         Capital expenditures were $4.9 million and $5.8 million for the two years ended December 31, 2000, respectively. Maintenance capital expenditures for the Company are estimated to be approximately $3.2 million per year after the completion of the WPRI acquisition. We anticipate that an additional $1.6 to $2.0 million will be expended during 2001 to upgrade WPRI and WNAC. We anticipate that the adoption of digital television will require a capital expenditure of approximately $11.4 and $4.2 million during 2001 and 2002, respectively, to develop facilities necessary for transmitting our digital signal.

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

Current Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended on January 1, 2001.

Network Affiliation Agreements

         The Company is currently negotiating with Fox as to the terms of renewal of its affiliation agreement with WNAC. While negotiations continue, the terms of the expired affiliation agreement remain in effect.

         Effective January 1, 2001, compensation received by WDTN-TV from the ABC Network will be reduced by $0.7 million a year pursuant to the affiliation agreement. This reduction was part of an overall negotiation with Clear Channel related to its merger with AM/FM and the sale of WPRI to the Company.

FCC Issues

         The FCC is in the process of amending its broadcast ownership rules (collectively, the FCC Ownership Rules). On August 5, 1999, the FCC adopted its initial orders substantially revising certain of the FCC Ownership Rules. These rule changes became effective on November 16, 1999. The FCC again modified the FCC Ownership Rules in a series of orders released January 19, 2001. In those actions, the FCC broadly affirmed its 1999 changes by rejecting most of the issues raised in the various petitions for reconsideration of the August 1999 Orders, although it revised or clarified a number of specific elements of the FCC Ownership Rules. These most recent changes to the FCC Ownership Rules will not become effective until 60 days after publication in the Federal Register. It is not known when they will be so published. For additional information see
Part I Item 1 under Federal Regulation of Television Broadcasting.

         The recent changes to the FCC Ownership Rules did affect the Company's relationship with SAC. Prior to August 30, 2000, the Company owned a substantial non-voting equity stake in SAC, which, together with a wholly owned subsidiary, now owns WNAC-TV, Providence, Rhode Island. Under the new FCC Ownership Rules that were adopted in August 1999, the Company's formerly non-attributable interest in SAC was attributable. The Company concluded that a change was required to retain its interest in WNAC. See below actions taken by the Company and Hicks Muse.

         With the changes in the FCC Ownership Rules, the Company no longer needs to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations is now consistent with the Commission's Rules.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. (Merger Sub), pursuant to which AMFM would be merged with and into Merger Sub and become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). The AMFM Merger was consummated on August 30, 2000. Thomas O. Hicks, who previously was the Company's ultimate controlling shareholder, had an attributable interest in AMFM and currently is the Vice-Chairman of Clear Channel. Because of the changes in FCC Ownership Rules and the AMFM Merger, the Company has taken certain actions to remain in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to SBP, which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. The transfer of control of Sunrise by Hicks Muse to SBP resulted in SBP holding all of the voting stock of Sunrise. On April 28,

2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to SBP and the sale of these interests by Hicks Muse, Hicks Muse's interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non-voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

         On November 29, 2000, the Company filed an application with the FCC to merge SALC into STC License Company and SAC into STC Broadcasting, Inc., with STC License and STC Broadcasting being the surviving companies. The FCC approved that application on December 13, 2000, but the transaction has not yet been consummated.

PRO FORMA BASIS - UNAUDITED

         The following pro forma financial information presents the results of operations of the Stations owned by the Company at December 31, 2000, for all periods presented with the pro forma exclusion of WJAC and WTOV revenues and operating expenses for 1999 and 2000 and WROC revenues and expenses for 1999. 1999 Proforma numbers include January 1999 for WUPW. Time Brokerage Agreement fees paid by Cox to the Company have been excluded as a proforma adjustment for all periods presented. The following pro forma financial information is not indicative of the actual results that would have been achieved had each Station been owned on January 1, 1999, nor is it indicative of the future results of operations.

Pro Forma Broadcast Cash Flow and EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.

                                               Years Ended December 31,
                                                2000            1999
                                              --------        --------

Operating Loss                                $ (2,594)       $ (5,503)
Add:
  Amortization of Program Rights                 4,360           4,970
  Depreciation of Property and Equipment        11,441          10,804
  Amortization of Intangibles                   17,308          17,305
  Corporate Expenses                             3,927           3,499
Less:  Payments for Program Rights              (4,700)         (5,018)
                                              --------        --------
Broadcast Cash Flow                             29,742          26,057
Less:  Corporate Expenses                       (3,927)         (3,499)
                                              --------        --------
EBITDA                                        $ 25,815        $ 22,558
                                              ========        ========
Margins:
   Broadcast Cash Flow                            45.1%           42.3%
                                              ========        ========
   EBITDA                                         39.1%           36.6%
                                              ========        ========

Pro Forma Net Revenues.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.


                                          Years Ended December 31,
                                          ------------------------
                                         2000                   1999
                                  ----------------       ----------------
                                     $        %             $         %
                                  -------    -----       -------    -----
Gross revenues:
   Local                          $37,473     49.4%      $37,531     52.9%
   National                        20,584     27.2        23,026     32.5
   Political                        7,127      9.4           380       .5
   Network Compensation             2,928      3.9         3,262      4.6
   Joint Operating Agreements       4,279      5.6         3,622      5.1
   Trade and Barter                 2,050      2.7         2,020      2.8
   Other                            1,337      1.8         1,086      1.6
                                  -------    -----       -------    -----
         Total Gross              $75,778    100.0%      $70,927    100.0%
Agency and National
   Representative Commissions       9,783     12.9         9,304     13.1
                                  -------    -----       -------    -----
         Net Revenues             $65,995     87.1%      $61,623     86.9%
                                  =======    =====       =======    =====

Pro Forma Results of Operations

         Set forth below is a summary of the pro forma results of operations of the Company for the periods indicated and their percentages of net revenue.


                                                        Years Ended December 31,
                                                        ------------------------
                                                    2000                       1999
                                            ---------------------      ---------------------
                                                         % of Net                   % of Net
                                               $         Revenues          $        Revenues
                                            --------     --------      --------     --------

Net Revenues:                               $ 65,995      100.0%       $ 61,623      100.0%

Operating Expenses:
   Station Operating                          18,030       27.3          18,779       30.4
   Selling, General and Administrative        15,970       24.2          14,671       23.8
   Trade and Barter                            1,913        2.9           2,068        3.4
   Depreciation                               11,441       17.3          10,804       17.5
   Amortization                               17,308       26.2          17,305       28.1
   Corporate Expenses                          3,927        6.0           3,499        5.7
                                            --------      -----        --------      -----
         Operating Loss                     $ (2,594)      (3.9)%      $ (5,503)      (8.9)%
                                            ========      =====        ========      =====

         The following table sets forth a computation of the unaudited proforma balance sheet at December 31, 2000 to reflect the sale of WTOV and WJAC.


                                                        Carrying Value
                                                            Of Net
                                        Consolidated      Asset Sold      Adjustments          Proforma
                                        ------------    --------------    -----------          --------

Asset
Cash                                      $  5,026         $     (2)       $  58,000 (1)       $ 63,024
Accounts receivable                         11,422              (56)              --             11,366
Current portion of program rights            6,873           (2,900)              --              3,973
Other current assets                           358              (45)              --                313
                                          --------         --------        ---------           --------
         Total current assets               23,679           (3,003)          58,000             78,676
Property and equipment, net                 61,835           (9,552)              --             52,283
Intangible assets, net                     243,895          (53,484)              --            190,411
Other assets, net                           19,348             (723)              --             18,625
                                          --------         --------        ---------           --------
         Total assets                     $348,757         $(66,762)       $  58,000           $339,995
                                          ========         ========        =========           ========
Liabilities and Equity
Current portion of program rights         $  7,037         $ (3,033)       $      --           $  4,004
All other current liabilities               17,122              (13)          (4,810)(1)(2)      12,299
                                          --------         --------        ---------           --------
         Total current liabilities          24,159           (3,046)          (4,810)            16,303
Long term debt                             187,250                           (60,000)(1)        127,250
Deferred taxes                               4,421          (17,078)          21,000 (2)          8,343
Program rights                               6,206               --               --              6,206
Redeemable preferred stock                  77,962               --               --             77,962
Stockholder's equity                        48,759          (46,638)         101,810            103,931
                                          --------         --------        ---------           --------
         Total Liabilities and equity     $348,757         $(66,762)       $  58,000           $339,995
                                          ========         ========        =========           ========

Notes to proforma unaudited balance sheet:

1. Reflects the allocation of proceeds received on the sale of WJAC and WTOV.

2. Reflects the balance sheet income tax effects of the gain on the sale of WJAC and WTOV. Effects include the utilization of net operating loss carryforwards and a proforma current income tax payable of $3,190. Since the transaction actually closed in 2001, the Company anticipates actual taxes due on the gain will be approximately $1,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In 1997, the Company sold $100.0 million principal amount of its 11% Senior Subordinated Notes which notes are scheduled for repayment on March 15, 2007. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 7.025% at December 31, 2000.

         On December 30, 1999 the Company entered into a swap agreement that fixed the interest rate on $25.0 million of its floating rate borrowings for 18 months at 5% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.875% at December 31, 2000.

         On January 5, 2001, the Company closed the sale of WJAC and WTOV to Cox and used $68.0 million of the proceeds to reduce the term portion of the Senior Credit Agreement. Simultaneous with the sale to Cox, the Company cancelled its $70.0 million and $25.0 million swap agreements and entered into a new swap agreement that fixed the interest rate on $25.0 million of its remaining floating rate borrowings for 18 months at 4.56% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.435%.

         The variable interest rates on these contracts are based upon the three month LIBOR and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the consolidated financial statements of the Company. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to Report

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of Sunrise and the Company as of March 1, 2001.


Name                  Age                        Title
----                  ---                        -----

Robert N. Smith       56     President of Sunrise and Chief Executive Officer
                               and Director of Sunrise and the Company
Sandy DiPasquale      53     President and Chief Operating Officer of the
                               Company and Executive Vice President and Chief Operating Officer of Sunrise
David A. Fitz         56     Senior Vice President and Chief Financial Officer
                               of Sunrise and the Company
John M. Purcell       58     Regional Vice President of Sunrise and the Company
John H. Massey        59     Director of Sunrise and the Company
William Cunningham    57     Director of Sunrise and the Company


         ROBERT N. SMITH has served in the broadcast industry for 21 years and served as President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company since their formation. Since 1985, Mr. Smith has served as President and majority stockholder of SBG, which owns, operates and manages seven television stations in addition to the Company's Stations, and has served as Chief Executive Officer of SBP, an affiliate of SBG. From 1983 to 1985, Mr. Smith served as an officer, director and part owner of Heritage Broadcasting Company, which was the licensee of WCTI-TV, New Bern, North Carolina. Mr. Smith first became involved with the television broadcast industry as an attorney in the Broadcast Bureau of the FCC from 1971 to 1974. Thereafter, Mr. Smith's career included substantial government service, including serving on the White House Staff in 1977 and as Assistant Director for Community Services Administration from 1977 to 1979, prior to returning full time to the broadcast industry in 1983.

         SANDY DIPASQUALE has served in the broadcast industry for 21 years and served as President of the Company and Executive Vice President and Chief Operating Officer of Sunrise since their formation. From January of 1996 through February of 1997, Mr. DiPasquale served as Chief Operating Officer of SBP and was responsible for the day-to-day operations and from November 1994 to January 1996 was associated with SBG. From 1989 to 1994, Mr. DiPasquale served as President, Chief Executive Officer and was a part owner of SD Communications, Inc., KBS, Limited Partnership and KBS, Inc., which were the owners of KWCH-TV, Wichita, Kansas, and its affiliated stations in Hays, Goodland and Dodge City, Kansas. From 1986 to 1988, Mr. DiPasquale served as President and General Manager and was a partner in WGRZ-TV, Buffalo, New York. Prior to such time, Mr. DiPasquale served in sales and management positions at various television broadcast stations in the Buffalo area.

         DAVID A. FITZ has served in the broadcast industry for 23 years and served as Senior Vice President and Chief Financial Officer of Sunrise and the Company since their formation. From January 1996 through February 1997, Mr. Fitz served as Chief Financial Officer of SBP and as an officer and director of each of the SBG affiliated companies. Mr. Fitz has held various positions with SBG affiliated companies since 1986. Prior to joining SBG, Mr. Fitz served for nine years as Executive Vice President and Chief Financial Officer of the Broadcast Division of Gulf Broadcast Company, which at that time owned six television and eight radio broadcast stations. Prior to that time, Mr. Fitz was a manager with KPMG Peat Marwick, which he joined in 1969.

         JOHN M. PURCELL has served in the broadcast industry for 38 years and served as Regional Vice President of Sunrise and the Company and as General Manager of WROC-TV, Rochester, New York, from March 1997 to April 1, 1999. From January 1996, through February 1997, Mr. Purcell served as Senior Vice President of SBP and General Manager of WROC-TV, Rochester, New York. From November 1994, to January 1996, Mr. Purcell was associated with SBG. From 1986 to September 1994, Mr. Purcell served as Vice President and General Manager of WHTM-TV, Harrisburg, Pennsylvania, an SBG-owned station. Prior to such time, Mr. Purcell served as President and General Manager of WGHP-TV, Greensboro, North Carolina, and as Vice President and Director of Sales of WTSP-TV, Tampa/St. Petersburg, Florida.

         JOHN H. MASSEY has served as a director of the Company and Sunrise since its formation. Until August 2, 1996, Mr. Massey served as the Chairman of the Board and Chief Executive Officer of Life Partners Group, Inc., an insurance holding company, having assumed those offices in October 1994. Prior to joining Life Partners, he served, since 1992, as the Chairman of the Board of, and currently serves as a director of, FSW Holdings, Inc., a regional investment banking firm. Since 1986, Mr. Massey has served as a director of Gulf-California Broadcast Company, a private holding company, that was sold in May 1996. From 1986 to 1992, he also was President of Gulf-California Broadcast Company. From 1976 to 1986, Mr. Massey was President of Gulf Broadcast Company, which owned and operated 6 television stations and 11 radio stations in major markets in the United States. Mr. Massey currently serves as a director of Central Texas Bankshare Holdings, Inc., Hill Bank and Trust Co., Hill Bancshares Holdings, Inc., Bank of the Southwest of Dallas, Texas, Columbus State Bank, National Health Insurance Corporate, the Brazos Funds, Inc. and is the Senior Investment Adviser to The Crossroads Investment Group, Inc.

         DR. WILLIAM CUNNINGHAM began serving as a director for the Company and Sunrise in August, 2000. Dr. Cunningham received his B.B.A., M.B.A. and Ph.D from Michigan State University. He began serving at the University of Texas at Austin in 1971 as a Professor of Marketing. In the interim years he held the following positions: James L. Bayless Chair for Free Enterprise (1986 to current), Dean of College of Business Administration/Graduate School of Business (1983 to 1985) and the President of the University of Texas at Austin (1985 to 1992). Dr. Cunningham was Chancellor of the University of Texas System from 1992 through 2000. Dr. Cunningham currently serves on the following public corporate boards: Jefferson-Pilot Corporation, Southwest Airlines, Introgen Therapeautics, and the New Century Equity Holding Corporation. Dr. Cunningham also serves as a disinterested director of the John Hancock Funds and is chairman and CEO of IBT Technologies. He is a member of the Philosophical Society of Texas, a trustee for the Southwest Research Institute and serves as a director of the Greater Austin Crime Commission.

         All directors hold office for one-year terms and until their successors are duly elected and qualified. The Board of Directors of the Company established an Audit Committee and Compensation Committee to which Mr. Massey and Dr. Cunningham have been appointed. Directors of the Company are elected by Sunrise, the sole stockholder of the Company.

Director Compensation

         Directors of Sunrise who are employees of Sunrise or STC Broadcasting serve without additional compensation. Independent directors receive an annual retainer of $12,000. These independent directors receive an additional $4,000 for each meeting of the Board of Directors and $1,000 for each committee meeting attended. Independent directors are reimbursed for any expenses incurred in connection with their attendance at such meetings. Currently, John
H. Massey and William Cunningham are Sunrise's only independent directors.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of its four most highly compensated executive officers.


                                                                                      Other           All Other
Name and Principal Position                          Salary          Bonus       Compensation(1)    Compensation(2)
----------------------------                         ------          -----       ---------------    ---------------
                                                                         (Dollars in Thousands)

Robert N. Smith                       2000            $400            $ 75            $  5               $3
   Chief Executive Officer            1999             400              50               5                3
                                      1998             300             100               5                3

Sandy DiPasquale                      2000             400              75               5                3
   Chief Operating Officer            1999             400              50               5                3
                                      1998             300             100               6                3

David A. Fitz                         2000             350              75               5                3
   Chief Financial Officer            1999             350              50               5                3
                                      1998             275             100               5                3

John M. Purcell                       2000             275              75               5                3
   Regional Vice President            1999             264              50               5                3
                                      1998             259               8               3                3

David LaFrance                        2000             250              40             100(3)             3
   Vice President and                 1999             224              40             101(3)             3
   General Manager WDTN               1998             215              20              59(3)             3


(1)  Dollar value of premiums for life insurance reimbursed by the Company.

(2) Represents amounts contributed by the Company to the Sunrise 401(k) Savings Plan.

(3)  Represents amount of deferred compensation included in employment letter.

Employment Agreements

         On March 1, 1997, Sunrise and the Company entered into employment agreements with Robert Smith, Sandy DiPasquale, David Fitz and John Purcell. The employment agreements were amended on February 1, 2001. Each employment agreement has a perpetual term and may be terminated by either party in accordance with the provisions therein. The compensation provided Messrs. Smith, DiPasquale, Fitz and Purcell under their respective agreements includes minimum annual base salary of $250,000 each, subject to adjustment at the sole discretion of the Board of Directors of Sunrise, and an annual bonus based upon criteria to be established by the Board of Directors. These executives are entitled to participate in certain benefit plans. If the executive officer terminates his employment for good reason (as defined) or Sunrise or the Company terminate his employment for any reason other than for cause (as defined), then such executive officer shall be paid his salary and shall continue to be covered by certain employee benefit plans for 12 months. In the event of a change of control (as defined in the agreements) either Sunrise, the Company or the executive officer may terminate the employment agreement concurrently with the change in control and receive the salary and benefits on the same terms described in the preceding sentence.

         Mr. Smith's employment agreement requires him to devote his best efforts and such time, attention, knowledge and skill to the operation of the Stations as is necessary to manage and supervise the Stations and the Company. Mr. Fitz's employment agreement requires him to devote his best efforts and his working time, attention, knowledge and skill solely to the operation of the Stations; provided, however, that Mr. Fitz is permitted to devote reasonable time in advisory services and oversight duties in connection with Mr. Smith's investments in other business enterprises having an interest in or operating a television station within certain excluded markets in which Mr. Smith currently holds an interest in a television station (the "Excluded Markets") and any acquisition or investment in up to three additional excluded stations.

         Each employment agreement contains a noncompetition provision, which provides that during the term of each agreement and for a period of two years thereafter (or one year, if Hicks Muse or its affiliates cease to own any of the Stations) and during any period in which the executive officer is receiving severance payments pursuant to the employment agreement, such executive officer will not engage in the television broadcast business within the DMA of any Station. Mr. Smith's employment agreement permits him to invest in, become employed by or otherwise render services to or for (i) another business enterprise (other than the Company) having an interest in or operating a television station within the Excluded Markets and (ii) after an opportunity to acquire or invest shall have been presented to the Company and the Company shall have declined in writing to make such acquisition or investment ("Excluded Stations").

401(k) Savings Plan

         Effective as of March 1, 1997, the Company became a participating subsidiary in the Sunrise 401(k) Savings Plan (the Plan), which covers substantially all of the employees of the Company and subsidiaries who have attained the age of 21, and completed six months of service. An employee may contribute up to an aggregate of 15% of annual compensation to the Plan, subject to statutory limitations and top heavy limitations. The Company will match 100% of each employee's contribution up to 3% of employee compensation or $3,000 which ever is less. Contributions are allocated to each employee's individual account, which is invested in various funds according to the direction of the employee. All five highly compensated executive officers participate in the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has 1000 shares of Common Stock, $0.01 par value per share, issued and outstanding, all of which are owned by Sunrise, whose address is 720 2nd Avenue South, St. Petersburg, Florida 33701-4006. All of the voting stock of Sunrise (one share) is owned by SBP. SBP is a limited partnership owned by the four senior managers of the Company and is controlled by SBG. SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. All of the non-voting common stock of Sunrise (891,499 shares) is owned by Sunrise Television Partners, L.P. of which the managing general partner is controlled by Thomas O. Hicks, an affiliate of Hicks Muse.

         Affiliates of Hicks Muse have purchased $25.0 million of the Company's Redeemable Preferred Stock Series A for a price of approximately $24.1 million (or 96.5% of the initial liquidation preferences of such shares) and received, in connection therewith, warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchasers of the Redeemable Preferred Stock Series A and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants. On August 30, 2000, in conjunction with Hicks Muse becoming non-attributable in Sunrise and the Company for FCC purposes, Hicks Muse sold this investment to an unrelated party and any future warrants were cancelled.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March of 1997, Sunrise and the Company entered into a ten-year agreement (the Monitoring and Oversight Agreement) with an affiliate of Hicks Muse (Hicks Muse Partners) pursuant to which Sunrise and the Company have agreed to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1, of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net revenues of the

Company and its subsidiaries for the then-current fiscal year plus reimbursement of certain expenses.

         The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received, and to be received, by Sunrise and the Company. Total payments related to this agreement amount to $0.2 million, $0.2 million and $0.2 million for the three years ended December 31, 2000, respectively.

         In March of 1997, Sunrise and the Company entered into a ten-year agreement (the Financial Advisory Agreement) pursuant to which Hicks Muse Partners received a financial advisory fee of 1.5% of the transaction value at the closing of the Jupiter / Smith acquisition as compensation for its services as financial advisor to the Company. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" for each "add-on transaction" in which the Company is involved. The term "transaction value" means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. Total fees paid under this agreement for the three years ended December 31, 2000, were $0.0 million, $1.8 million and $2.7 million, respectively, and were capitalized as cost of acquisition or netted against preferred stock.

         On March 1, 1997, affiliates of Hicks Muse purchased $25.0 million of the Redeemable Preferred Stock Series A for a purchase price of approximately $24.1 million (or 96.5% of the initial liquidation preference of such shares) and received in connection therewith warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchaser of the Redeemable Preferred Stock Series A and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants. On August 30, 2000, in conjunction with Hicks Muse becoming non-attributable in Sunrise and the Company for FCC purposes, Hicks Muse sold its 250,000 shares to an unrelated part and any future warrants were cancelled.

         The Company has elected to participate in a Hicks Muse affiliate insurance program that covers vehicles, buildings, equipment, libel and slander, liability and earthquake damage. The Company pays actual invoice costs and no employee of Hicks Muse is compensated for these services other than through the above Monitoring and Oversight Agreement. Management believes the amounts paid are attractive and representative of the services provided.

         The Company has elected to participate in the Sunrise health, life, vision and dental program, long and short-term disability, travel accident and long-term care program. Management believes the amounts paid are attractive and representative of the services provided.

         A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months and who have attained the age of 21 years are generally eligible to participate. Certain employees represented by one union have elected not to participate in the Plan or have established their own plan. Total contributions by the Company to defined contribution 401(k) savings plan were approximately $0.4 million, $0.5 million, and $0.3 million for the three years ended December 31, 2000, respectively.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

a(1)     Financial Statements

         See Index on F-1 hereof.

a(2)     Financial Statement Schedule

         See Index on F-1 hereof

a(3)     Exhibits

         2.1 Purchase Agreement by and among Sinclair Communications, Inc. and STC Broadcasting, Inc. dated March 16, 1999 (1)

         2.2 Asset Purchase Agreement by and among Smith Acquisition Company, Smith Acquisition License Company and Cox Broadcasting, Inc. for television station WTOV-TV, Steubenville, Ohio. (3)

         2.3 Stock Purchase Agreement by and among STC Broadcasting, Inc., WJAC, Incorporated and Cox Broadcasting, Inc. for television station WJAC-TV, Johnstown, Pennsylvania. (3)

         2.4 Asset Purchase Agreement dated November 3, 2000, among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., (sellers) and STC Broadcasting, Inc. (buyer) for television station WPRI, Providence, Rhode Island (4)

         2.5 Letter Amendment to Stock Purchase Agreement by and among STC Broadcasting, Inc., STC License Company, WJAC, Incorporated and Cox Broadcasting, Inc. dated December 22, 2000 for television station WJAC-TV. (5)

         2.6 Asset Purchase Agreement dated January 31, 2001 among STC Broadcasting, Inc., STC License Company, Smith Acquisition Company, Smith Acquisition License Company and Lin Television Corporation related to the sale of certain assets of WNAC.
                  (6)

         3.1 Second Amended and Restated Certificate of Incorporation of Sunrise Television Corp. (4)

         3.2      Second Amended and Restated Bylaws of Sunrise Television
                  Corp. (4)

         4.1 Stock Purchase Agreement dated March 13, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P., related to the purchase of voting stock in Sunrise Television Corp. (4)

         4.2 First Amendment to Stock Purchase Agreement dated June 27, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P. amending Stock Purchase Agreement dated March 13, 2000. (4)

         4.3 Certificate of Amendment to Certification of Designation of the 14% Redeemable Preferred Stock. (4)

         4.4 Letter Agreement dated August 30, 2000 between Smith Broadcasting Partners, L.P., Sunrise Television Corp., Smith Broadcasting Group, Inc., Sandy DiPasquale, John Purcell and David Fitz. (4)

         4.5 First Amendment to Stock Purchase Warrant #1 with Hicks, Muse, Tate & Furst Equity Fund III, L.P. (4)

         4.6 First Amendment to Stock Purchase Warrant #2 with Chase Equity Associates, L.P. (4)

         4.7 First Amendment to Stock Purchase Warrant #3 with HM3 Coinvestors, L.P. (4)

         4.8 First Amendment to Stock Purchase Warrant #4 with Hicks Muse Tate & Furst Equity Fund III, L.P. (4)

         4.9 First Amendment to Stock Purchase Warrant #5 with HM3 Coinvestors, L.P. (4)

         4.10 First Amendment to Stock Purchase Warrant #6 with Chase Equity Associates, L.P. (4)

         10.1 Termination Agreement dated as of March 14, 2000 by and among Sinclair Communications, Inc. and STC Broadcasting, Inc. (2)

         10.2 Waiver and Sixth Amendment to the Amended and Restated Credit Agreement dated as of December 22, 2000. (7)

         10.3 First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and Robert N. Smith. (7)

         10.4 First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and Sandy DiPasquale. (7)

         10.5 First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and John M. Purcell. (7)

         10.6 First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and David A. Fitz. (7)

         12       Statement of fixed charge ratio (7)

         21.1     Subsidiaries of STC Broadcasting, Inc. (7)

----------

(1) Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 1998.

(2) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated March 22, 2000.

(3) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated July 10, 2000.

(4) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the quarter ended September 30, 2000.

(5) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 9, 2001.

(6) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated February 5, 2001.

(7)  Filed herewith.


Reports on Form 8-K

Nothing to report for period October 1, 2000 to December 31, 2000. The Company filed an 8-K report on January 9, 2001 related to the closing on the sale of WJAC and WTOV to Cox Communications, Inc. and the Company filed an 8-K on February 5, 2001 related to the sale of certain of WNAC assets to Lin Television Corporation.

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 1st day of March, 2001.

                                                STC Broadcasting, Inc.


                                                By: /s/ Robert N. Smith
                                                    ---------------------------
                                                        Robert N. Smith
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

       Signature                         Title                      Date
       ---------                         -----                      ----

/s/ Robert N. Smith            Chief Executive Officer          March 1, 2001
---------------------------    (Principal Executive Officer)
    Robert N. Smith            and Director


/s/ Sandy DiPasquale           President and                    March 1, 2001
---------------------------    Chief Operating Officer
    Sandy DiPasquale

/s/ David A. Fitz              Chief Financial Officer          March 1, 2001
---------------------------
    David A. Fitz

/s/ John H. Massey             Director                         March 1, 2001
---------------------------
    John H. Massey

/s/ William Cunningham         Director                         March 1, 2001
---------------------------
    William Cunningham

                                 EXHIBIT INDEX


 Exhibit
   No.                      Description of Document
 -------                    -----------------------

   2.1 Purchase Agreement by and among Sinclair Communications, Inc. and STC Broadcasting, Inc. dated March 16, 1999(1)

   2.2 Asset Purchase Agreement by and among Smith Acquisition Company, Smith Acquisition License Company and Cox Broadcasting, Inc. for television station WTOV-TV, Steubenville, Ohio.(3)

   2.3 Stock Purchase Agreement by and among STC Broadcasting, Inc., WJAC, Incorporated and Cox Broadcasting, Inc. for television station WJAC-TV, Johnstown, Pennsylvania.(3)

   2.4 Asset Purchase Agreement dated November 3, 2000, among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., (sellers) and STC Broadcasting, Inc.(buyer) for television station WPRI, Providence, Rhode Island(4)

   2.5 Letter Amendment to Stock Purchase Agreement by and among STC Broadcasting, Inc., STC License Company, WJAC, Incorporated and Cox Broadcasting, Inc. dated December 22, 2000 for television station WJAC-TV.(5)

   2.6 Asset Purchase Agreement dated January 31, 2001 among STC Broadcasting, Inc., STC License Company, Smith Acquisition Company, Smith Acquisition License Company and Lin Television Corporation related to the sale of certain assets of WNAC.(6)

   3.1 Second Amended and Restated Certificate of Incorporation of Sunrise Television Corp.(4)

   3.2    Second Amended and Restated Bylaws of Sunrise Television Corp.(4)

   4.1 Stock Purchase Agreement dated March 13, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P., related to the purchase of voting stock in Sunrise Television Corp.(4)

   4.2 First Amendment to Stock Purchase Agreement dated June 27, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P. amending Stock Purchase Agreement dated March 13, 2000.(4)

   4.3 Certificate of Amendment to Certification of Designation of the 14% Redeemable Preferred Stock.(4)

   4.4 Letter Agreement dated August 30, 2000 between Smith Broadcasting Partners, L.P., Sunrise Television Corp., Smith Broadcasting Group, Inc., Sandy DiPasquale, John Purcell and David Fitz.(4)

   4.5 First Amendment to Stock Purchase Warrant #1 with Hicks, Muse, Tate & Furst Equity Fund III, L.P.(4)

   4.11 First Amendment to Stock Purchase Warrant #2 with Chase Equity Associates, L.P.(4)

   4.12   First Amendment to Stock Purchase Warrant #3 with HM3 Coinvestors,
          L.P.(4)

   4.13 First Amendment to Stock Purchase Warrant #4 with Hicks Muse Tate & Furst Equity Fund III, L.P.(4)

   4.14   First Amendment to Stock Purchase Warrant #5 with HM3 Coinvestors,
          L.P.(4)

   4.15 First Amendment to Stock Purchase Warrant #6 with Chase Equity Associates, L.P.(4)

   10.1 Termination Agreement dated as of March 14, 2000 by and among Sinclair Communications, Inc. and STC Broadcasting, Inc.(2)

   10.2 Waiver and Sixth Amendment to the Amended and Restated Credit Agreement dated as of December 22, 2000.(7)

   10.3 First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and Robert N. Smith.(7)

   10.4 First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and Sandy DiPasquale.(7)

   10.5 First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and John M. Purcell.(7)

   10.6 First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and David A. Fitz.(7)

   12     Statement of fixed charge ratio(7)

   21.1   Subsidiaries of STC Broadcasting, Inc.(7)

----------

(1) Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 1998.

(2) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated March 22, 2000.

(3) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated July 10, 2000.

(4) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the quarter ended September 30, 2000.

(5) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 9, 2001.

(6) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated February 5, 2001.

(7)  Filed herewith.

                             STC BROADCASTING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENT



                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-3

Consolidated Statements of Operations for the three years ended
         December 31, 2000                                                   F-4

Consolidated Statements of Stockholder's Equity for the three years
         ended December 31, 2000                                             F-5
Consolidated Statements of Cash Flows for the three years ended
         December 31, 2000                                                   F-6
Notes to Consolidated Financial Statements                                   F-7

Financial Statement Schedule for the three years ended December 31, 2000

II - Valuation and Qualifying Accounts and Reserves                         F-30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder of STC Broadcasting, Inc.:

We have audited the accompanying consolidated balance sheets of STC Broadcasting, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STC Broadcasting, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Tampa, Florida
February 14, 2001

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                   December 31,
                                                             -----------------------
                                                                2000          1999
                                                             ---------     ---------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $   5,026     $   3,909
     Accounts receivable, net of allowance for
          doubtful accounts of approximately $478
          and $546, respectively                                11,422        15,195
     Current portion of program rights                           6,873         6,356
     Other current assets                                          358         1,407
                                                             ---------     ---------
         Total current assets                                   23,679        26,867


PROPERTY AND EQUIPMENT, net                                     61,835        72,705

INTANGIBLE ASSETS, net                                         243,895       264,089

OTHER ASSETS, net                                               19,348        20,512
                                                             ---------     ---------

         Total  assets                                       $ 348,757     $ 384,173
                                                             =========     =========



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                        $   2,961     $   5,443
     Accrued expenses                                            6,161         5,745
     Current portion of long-term debt                           8,000         5,000
     Current portion of program rights payable                   7,037         6,534
                                                             ---------     ---------

         Total current liabilities                              24,159        22,722


LONG-TERM DEBT, net of current portion                         187,250       194,750

DEFERRED TAXES                                                   4,421        17,960

PROGRAM RIGHTS PAYABLE, net of current portion                   6,206        10,815

REDEEMABLE PREFERRED STOCK
     Series A                                                   49,870        43,196
     Series B                                                   28,092        24,305

STOCKHOLDER'S EQUITY:
     Common stock, par value $.01 per share, 1,000 shares
          authorized, issued and outstanding                        --            --

     Additional paid-in capital                                112,212       112,212
     Accumulated deficit                                       (63,453)      (41,787)
                                                             ---------     ---------

         Total stockholder's equity                             48,759        70,425
                                                             ---------     ---------

         Total liabilities and stockholder's equity          $ 348,757     $ 384,173
                                                             =========     =========



         See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                              Years Ended December 31,
                                                       ----------------------------------
                                                          2000        1999         1998
                                                       --------     --------     --------

NET REVENUES:
    Broadcasting spot revenues, net of agency and
       national representative commissions of
       $11,360, $12,080 and $11,162, respectively      $ 64,167     $ 67,664     $ 56,867
    Network compensation                                  4,045        5,340        4,809
    Income from joint operating agreements                4,279        3,622        2,522
    Income from time brokerage agreements                 3,677           --           --
    Revenues realized from barter transactions            2,577        2,913        1,999
    Other                                                 1,486        1,618          926
                                                       --------     --------     --------
         Total net revenues                              80,231       81,157       67,123
                                                       --------     --------     --------
OPERATING EXPENSES:
    Station operating                                    21,331       25,144       20,696
    Selling, general and administrative                  18,610       19,322       15,447
    Expenses realized from barter transactions            2,415        2,947        1,915
    Depreciation of property and equipment               13,933       13,405        8,207
    Amortization of intangibles and other assets         22,723       22,984       16,826
    Corporate expenses                                    3,927        3,499        2,347
                                                       --------     --------     --------
         Total operating expenses                        82,939       87,301       65,438
                                                       --------     --------     --------
OPERATING (LOSS) INCOME                                  (2,708)      (6,144)       1,685
                                                       --------     --------     --------

OTHER (EXPENSE) INCOME:
    Interest expense                                    (18,853)     (20,635)     (16,301)
    Gain on sale of WROC-TV                                  --        4,500           --
    Gain on asset swap                                       --           --       17,457
    Expenses incurred in cancelled acquisition of
       Sinclair Stations                                   (875)          --           --
    Expenses incurred in cancelled debt offering             --         (825)          --
    Loss on disposal of property and equipment           (1,804)        (402)        (144)
    Other (expense) income, net                            (504)         100          186
                                                       --------     --------     --------

(LOSS) INCOME BEFORE INCOME TAX
    AND EXTRAORDINARY ITEM                              (24,744)     (23,406)       2,883

INCOME TAX BENEFIT (PROVISION)                           13,539        7,525       (1,823)
                                                       --------     --------     --------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                 (11,205)     (15,881)       1,060
EXTRAORDINARY LOSS FROM EARLY RETIREMENT
    OF DEBT, NET OF INCOME TAX BENEFIT
    OF $1,726                                                --           --       (2,860)
                                                       --------     --------     --------

NET LOSS                                                (11,205)     (15,881)      (1,800)
REDEEMABLE PREFERRED STOCK
    DIVIDENDS AND ACCRETION                             (10,461)      (7,423)      (5,100)
                                                       --------     --------     --------

NET LOSS APPLICABLE TO COMMON STOCK                    $(21,666)    $(23,304)    $ (6,900)
                                                       ========     ========     ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
    Loss applicable to common stock excluding
       extraordinary item                              $(21,666)    $(23,304)    $ (4,040)
    Extraordinary item                                       --           --       (2,860)
                                                       --------     --------     --------

NET LOSS APPLICABLE TO COMMON STOCK                    $(21,666)    $(23,304)    $ (6,900)
                                                       ========     ========     ========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                        1,000        1,000        1,000
                                                       ========     ========     ========


         See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in thousands)


                                                                                             Total
                                           Common         Additional       Accumulated    Stockholder's
                                            Stock       Paid-in Capital      Deficit         Equity
                                         -----------    ---------------    -----------    -------------

Beginning, December 31, 1997             $        --       $ 64,012          $(11,583)      $ 52,429

Net loss applicable to common
         stock                                    --             --            (6,900)        (6,900)

Capital contribution by Sunrise
         Television Corp., net
         of expenses                              --         33,200                --         33,200
                                         -----------       --------          --------       --------

Balance, December 31, 1998                        --         97,212           (18,483)        78,729

Net loss applicable to common
         stock                                    --             --           (23,304)       (23,304)

Capital contribution by
         Sunrise Television Corp.                 --         15,000                --         15,000
                                         -----------       --------          --------       --------

Balance, December 31, 1999                        --        112,212           (41,787)        70,425

Net loss applicable to common
          stock                                   --             --           (21,666)       (21,666)
                                         -----------       --------          --------       --------

Balance, December 31, 2000               $        --       $112,212          $(63,453)      $ 48,759
                                         ===========       ========          ========       ========



         See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                   Years Ended December 31,
                                                                                2000         1999         1998
                                                                              --------     --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $(11,205)    $(15,881)    $  (1,800)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation of property and equipment                                     13,933       13,405         8,207
     Amortization of intangibles and other assets                               22,723       22,984        16,826
     Amortization of program rights                                              5,013        6,178         5,696
     Payments on program rights payable                                         (5,332)      (6,358)       (5,679)
     Gain on sale of WROC                                                           --       (4,500)           --
     Gain on asset swap                                                             --           --       (17,457)
     Loss on disposal of property and equipment                                  1,804          402           144
     Extraordinary loss on early retirement of debt                                 --           --         4,586
     Deferred income tax                                                       (13,539)      (7,525)           97
     Proceeds on surrender of insurance policy                                     107           --            --
     Changes in operating assets and liabilities,
       net of effects from acquired stations:
     Accounts receivable, net                                                    3,773        1,667         1,134
     Other assets                                                                  349         (606)          812
     Accounts payable and accrued expenses                                      (2,066)      (3,664)        1,314
                                                                              --------     --------     ---------

              Net cash provided by operating activities                         15,560        6,102        13,880
                                                                              --------     --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net assets acquired in Hearst transactions                                     --           --       (58,408)
     Acquisition of KRBC/KACB                                                       --           --        (8,172)
     Acquisition of Meyer stations                                                  --           --       (65,259)
     Acquisition of WUPW                                                            --      (74,487)           --
     Proceeds from sale of WROC                                                     --       46,000            --
     Deposit on purchase of WPRI                                                (5,000)          --            --
     Capital expenditures                                                       (4,939)      (5,781)       (5,573)
     Proceeds from the disposal of property and equipment                           79          242            63
     Other, net                                                                    (83)          22            92
                                                                              --------     --------     ---------

              Net cash used in investing activities                             (9,943)     (34,004)     (137,257)
                                                                              --------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowing under senior credit agreement                       5,500       62,000       128,000
     Repayment of senior credit agreement                                      (10,000)     (73,250)      (31,500)
     Capital contribution of cash by parent, net                                    --       15,000        33,200
     Proceeds from Hearst loan                                                      --           --        70,000
     Repayment of Hearst loan                                                       --           --       (70,000)
     Deferred debt financing costs and
         corporate organization costs                                               --           --          (443)
     Payment of loan fees on senior credit agreement                                --           --        (2,165)
     Proceeds from sale of redeemable preferred stock
         Series B, net of expenses                                                  --       61,405            --
     Payment of redeemable preferred stock dividend Series B                        --       (1,191)           --
     Retirement of redeemable preferred stock Series B                              --      (37,500)           --
                                                                              --------     --------     ---------
         Net cash (used in) provided by financing activities                    (4,500)      26,464       127,092
                                                                              --------     --------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,117       (1,438)        3,715
CASH AND CASH EQUIVALENTS, beginning balance                                     3,909        5,347         1,632
                                                                              --------     --------     ---------

CASH AND CASH EQUIVALENTS, ending balance                                     $  5,026     $  3,909     $   5,347
                                                                              ========     ========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Non cash items:
         Accrued preferred dividends and accretion                            $ 10,461     $  6,232     $   5,100
         New program contracts                                                $  2,086     $  6,112     $   1,219
     Cash paid for interest                                                   $ 18,831     $ 20,613     $  16,305


         See accompanying notes to consolidated financial statements.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.       ORGANIZATION AND NATURE OF OPERATIONS:

         The accompanying financial statements present the consolidated financial statements of STC Broadcasting, Inc. ("STC") and subsidiaries (the "Company"). STC was incorporated on November 1, 1996, in the state of Delaware, commenced operations on March 1, 1997, and is a wholly owned subsidiary of Sunrise Television Corp. ("Sunrise"). All of the voting common stock of Sunrise, one share, is owned by Smith Broadcasting Partners, L.P. ("SBP"). SBP is a limited partnership owned by the four senior managers of the Company and is controlled by Smith Broadcasting Group, Inc. ("SBG"). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. All of the non-voting common stock of Sunrise (891,499 shares) is owned by Sunrise Television Partners, L.P., of which the managing general partner is controlled by Thomas O. Hicks, an affiliate of Hicks Muse, Tate and Furst, Incorporated ("Hicks Muse"). The Company owns the following commercial television stations (the "Stations") at December 31, 2000:


STATION           ACQUISITION DATE     DESIGNATED MARKET AREA                 NETWORK AFFILIATION
-------           ----------------     ----------------------                 -------------------

WEYI              March 1, 1997        Flint-Saginaw-Bay City, Michigan               NBC
KRBC              April 1, 1998        Abilene-Sweetwater, Texas                      NBC
KACB              April 1, 1998        San Angelo, Texas                              NBC
WDTN              June 1, 1998         Dayton, Ohio                                   ABC
WNAC(2)           June 1, 1998         Providence, Rhode Island and
                                          New Bedford, Massachusetts                  FOX
KVLY              November 1, 1998     Fargo, North Dakota                            NBC
KFYR              November 1, 1998     Bismarck, North Dakota                         NBC
KUMV              November 1, 1998     Williston, North Dakota                        NBC
KMOT              November 1, 1998     Minot, North Dakota                            NBC
KQCD              November 1, 1998     Dickinson, North Dakota                        NBC
WUPW              February 1, 1999     Toledo, Ohio                                   FOX

Stations sold to Cox Broadcasting, Inc.: Effective January 5, 2001
------------------------------------------------------------------
WTOV(1)           March 1, 1997        Wheeling, West Virginia                        NBC
                                          and Steubenville, Ohio
WJAC(1)           October 1, 1997      Johnstown, Altoona, State                      NBC
                                          College, Pennsylvania

----------
(1) See footnote 16 for information on the sale of these stations to Cox Broadcasting, Inc. ("Cox")

(2) See footnote 17 for information on the pending acquisition in the Providence market.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying consolidated financial statements include the consolidated accounts of the Company. All material intercompany items and transactions have been eliminated.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Risk and Accounts Receivable

         The Company serves the markets shown in Note 1 and accordingly, the revenue potential of the Company is dependent on the economy in these markets. The Company monitors the collectibility of its accounts receivable through continuing credit evaluations. Credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. Total provision for losses on doubtful accounts amounted to approximately $492, $403 and $351 for the three years ended December 31, 2000, respectively.

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

         The following table summarizes revenues realized from barter transactions:

                                          Three Years Ended
                                            December 31,
                                    --------------------------
                                     2000      1999      1998
                                    ------    ------    ------

                  Program barter    $1,449    $1,835    $1,261
                  Other              1,128     1,078       738
                                    ------    ------    ------
                  Total             $2,577    $2,913    $1,999
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

                  Land improvements             15 years
                  Buildings and improvements    20-39 years
                  Broadcast equipment           5-15 years
                  Vehicles                      3 years
                  Furniture and computers       5 years

         Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized.

         The major classes of property and equipment are as follows:

                                                              December 31,
                                                        ----------------------
                                                          2000          1999
                                                        --------      --------

Land and improvements                                   $  3,320      $  3,313
Buildings and improvements                                13,099        12,746
Broadcast equipment                                       70,529        69,799
Vehicles                                                   2,525         2,155
Furniture and computers                                    5,733         5,487
                                                        --------      --------
                                                          95,206        93,500
Less: accumulated depreciation and amortization          (33,371)      (20,795)
                                                        --------      --------
Property and equipment, net                             $ 61,835      $ 72,705
                                                        ========      ========

Intangible Assets

         Intangible assets consist principally of values assigned to the Federal Communications Commission (FCC) licenses and network affiliation agreements of the Stations. Intangible assets are being amortized on the straight-line basis over 15 years.

         Intangible assets consist of the following:

                                                              December 31,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------

FCC licenses                                            $  94,182     $  94,182
Network affiliations                                      201,285       201,285
Other                                                       3,254         3,236
                                                        ---------     ---------
                                                          298,721       298,703
Less: Accumulated amortization                            (54,826)      (34,614)
                                                        ---------     ---------
Intangible assets, net                                  $ 243,895     $ 264,089
                                                        =========     =========

Other Assets

         Other assets consist primarily of values assigned to deferred financing and acquisition costs and the non-current portion of program rights. Deferred financing costs are amortized over the applicable loan period (seven or ten years) on a straight-line basis, and deferred acquisition and organization costs are amortized over a five year period on a straight-line basis. At December 31, 2000, the Company has a $5,000 deposit with an escrow agent related to the purchase of WPRI (see footnote 17).

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other assets consist of the following:

                                                                 December 31,
                                                               2000       1999
                                                             -------    -------

Deferred financing and acquisition costs, net
   of accumulated amortization of $7,265, and $4,754,
   respectively                                              $ 7,582    $10,082
Program rights, net of current portion                         6,066     10,323
Other                                                          5,700        107
                                                             -------    -------
                                                             $19,348    $20,512
                                                             =======    =======


Revenue Recognition

         The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast and is net of agency and national representative commissions.

Joint Operating Agreement

         The Company has a Joint Marketing and Programming Agreement ("JMPA") with Clear Channel Communications (CCC) under which CCC programs certain airtime, including news programming for WNAC and manages the sale of commercial air time on WNAC and WPRI, the CBS station in Providence, for an initial period of ten years commencing July 1, 1996. The Company and CCC each receive 50% of the broadcast cash flow generated by the two stations subject to certain adjustments, as defined. This amount is recorded by the Company as income from joint operating agreement in the accompanying consolidated statements of operations. See note 17 for information on the Company's proposed acquisition of WPRI.

Income Taxes

         Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Long-Lived Assets

         Long-lived assets and identifiable intangibles are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount should be addressed. The Company has determined that there has been no impairment in the carrying value of long-lived assets of the Stations, as of December 31, 2000 and 1999.

Fair Value of Financial Instruments

         The book value of all financial instruments, other than the Senior Subordinate Notes, approximates their fair value as of December 31, 2000 and 1999. The fair values of the Company's Senior Subordinate Notes are estimated based on quoted market prices and/or quoted market prices for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         The carrying amounts and fair value of the Senior Subordinate Notes at December 31, 2000 were as follows:

                  Carrying amount           $100,000
                  Fair Value                $ 93,000

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Reclassifications

         Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the current year's presentation.

Current Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Specifically, SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. The Company adopted SFAS 133, as amended, on January 1, 2001.

         The adoption of SFAS 133 will result in a $240 benefit, net of tax, from a cumulative effect of a change in accounting principle in the Company's consolidated financial statements for the quarter ending March 31, 2001.

3.       ACQUISITIONS AND DISPOSALS:

2000 Transactions

         During 2000, the Company did not acquire or dispose of any material assets. See footnote 16 for information relating to the sale of WTOV and WJAC subsequent to year-end, and footnote 17 for information relating to the pending purchase of WPRI, the CBS affiliate in the Providence, Rhode Island, and New Bedford, Massachusetts, market.

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

                          STC BROADCASTING, INC. AND
     SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  Property and equipment           $  4,688
                  Intangibles                        70,119
                  Working Capital                      (320)
                                                   --------
                                                   $ 74,487
                                                   ========

         The acquisition was funded with $40,000 of borrowings and the sale of $35,000 Redeemable Preferred Stock Series B.

         On March 3, 1999, the Company, STC License Company, a subsidiary of the Company, and Nexstar Broadcasting of Rochester, Inc. (Nexstar) entered into an asset purchase agreement to sell to Nexstar the television broadcast license and operating assets of WROC, Rochester, New York for approximately $46,000 subject to adjustment for certain customary proration amounts. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43,000 and entered into a Time Brokerage Agreement with Nexstar under which Nexstar programmed most of the available time of WROC and retained the revenues from the sale of advertising time through the license closing on December 23, 1999. The Company recognized a gain of $4,500 from the sale.

1998 Transactions

         On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company (ARTC) for approximately $8,172. ARTC owned and operated television stations KRBC and KACB, NBC affiliates for Abilene and San Angelo, Texas. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting and include the results of operations from April 1, 1998. The acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The approximate purchase price was allocated as follows:

                  Property and equipment           $ 5,503
                  Intangible assets                  6,570
                  Working capital                      303
                  Deferred taxes                    (4,204)
                                                   -------
                                                   $ 8,172
                                                   =======

         The acquisition was funded with $8,000 of borrowings and available cash on hand.

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

         The fair value of the WDTN and WNAC assets were allocated as follows:

                  Property and equipment           $  19,615
                  Intangible assets                   93,892
                  Working capital                      3,084
                                                   ---------
                                                   $ 116,591
                                                   =========

         The asset swap was funded by borrowings of $72,500, $10,400 of additional contributed capital from Sunrise and available cash.

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

                  Property and equipment           $  32,615
                  Intangible assets                   33,568
                  Working capital                       (924)
                                                   ---------
                                                   $  65,259
                                                   =========

         The acquisition was funded by $43,500 of borrowings, $22,800 of additional contributed capital from Sunrise and available cash.

4.       ACCRUED EXPENSES:

         Accrued expenses consist of the following:

                                                        December 31,
                                                     2000        1999
                                                    ------      ------

         Interest                                   $3,313      $3,291
         Compensation                                1,622       1,483
         National representative fees                  108         120
         Property taxes                                403         363
         Professional fees                             252         221
         Other                                         463         267
                                                    ------      ------
         Total                                      $6,161      $5,745
                                                    ======      ======


5.       OBLIGATIONS FOR PROGRAM RIGHTS:

         The aggregate scheduled maturities of program rights obligations subsequent to December 31, 2000 are as follows:

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                      WJAC
                                        Remaining     and
         Year                            Stations     WTOV      Total
         ----                            -------    -------    -------

         2001                            $ 4,004    $ 3,033    $ 7,037
         2002                              3,187         --      3,187
         2003                              1,393         --      1,393
         2004                                940         --        940
         2005                                546         --        546
         Thereafter                          140         --        140
                                         -------    -------    -------
                                          10,210      3,033     13,243
         Less: Current portion             4,004      3,033      7,037
                                         -------    -------    -------
         Long-term portion of
         program rights payable          $ 6,206    $     0    $ 6,206
                                         =======    =======    =======


6.       LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                       December 31,
                                                   --------------------
                                                     2000        1999
                                                   --------    --------
         Senior Credit Agreement:
                  Term Loan                        $ 93,500    $ 98,500
                  Revolving Credit Facility           1,750       1,250
         Senior Subordinate Notes                   100,000     100,000
                                                   --------    --------

         Total long-term debt                       195,250     199,750
         Less: current portion                        8,000       5,000
                                                   --------    --------
         Long-term debt, net of current portion    $187,250    $194,750
                                                   ========    ========


         The following table shows scheduled payments on long-term debt:

                                          Prior to             After
                           Year           Cox Sale            Cox Sale
                           ----           --------            --------

                          2001            $  8,000            $     --
                          2002              12,500                  --
                          2003              17,500                 909
                          2004              20,000               7,636
                          2005              20,000               7,636
                          Thereafter       117,250             111,069
                                          --------            --------
                                          $195,250            $127,250
                                          ========            ========

         The following table shows interest expense for the periods indicated:

                                                       Years Ended
                                                       December 31,
                                              -----------------------------
                                                2000       1999       1998
                                              -------    -------    -------

         Senior Subordinate Notes             $11,000    $11,000    $11,000

         Credit Agreement                       7,853      9,635      4,358

         Hearst-Argyle loan ( Note 3)              --         --        943
                                              -------    -------    -------

         Total                                $18,853    $20,635    $16,301
                                              =======    =======    =======

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes ("Senior Subordinate Notes") due March 15, 2007, which subsequently were exchanged for registered Senior Subordinate Notes having substantially identical terms.

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

         On July 2, 1998, the Company entered into an Amended and Restated Credit Agreement (the Senior Credit Agreement) with various lenders which provides a $100,000 term loan facility and $65,000 revolving credit facility. The Company recorded a pretax extraordinary loss of $4,586 on the retirement of the previous credit agreement. The loss consisted of $2,422 of previously unamortized costs incurred on the Credit Agreement and $2,164 of financing fees paid to the lenders of the Senior Credit Agreement.

         The Senior Credit Agreement bears interest at an annual rate, at the Company's option, equal to the applicable borrowing rate plus the applicable margin as defined in the Senior Credit Agreement (10.750% at December 31, 2000), or the Eurodollar Rate plus the applicable margin as defined in the Senior Credit Agreement (8.315% at December 31, 2000). Interest rates may be reduced in the event the Company meets certain financial tests relating to consolidated leverage.

         The Senior Credit Agreement provides for first priority security interests in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement contains certain financial and operating maintenance covenants including a maximum consolidation leverage ratio (currently 6.75:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.5:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate expenses.

         On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70,000 of its variable rate borrowings under the Senior Credit Agreement. The base interest rate was fixed at 5.15% plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 7.025% at December 31, 2000. On December 30, 1999, the Company entered into a swap agreement that fixed the interest rate on $25,000 of its floating rate borrowings for 18 months at 5%, plus the applicable borrowing margin (currently 1.875%), an overall borrowing rate of 6.875% at December 31, 2000. The variable interest rates on these contracts are based

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

upon the three-month London Inter Bank Offered Rate (LIBOR) and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the consolidated financial statements of the Company. The counter party to the rate swap agreements is one of the lenders under the Senior Credit Agreement.

         On January 5, 2001, the Company closed the sale of WJAC and WTOV to Cox (see footnote 16) and used $68,000 of the proceeds to permanently reduce the term portion of the Senior Credit Agreement. Simultaneous with the sale to Cox, the Company cancelled its $70,000 and $25,000 swap agreement and entered into a new swap agreement that fixed the interest rate on $25,000 million of its remaining floating rate borrowings for 18 months at 4.56%, plus the applicable borrowing margin (currently 1.875%) for an overall borrowing rate of 6.435%.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinate Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At December 31, 2000, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinate Notes.

7.       REDEEMABLE PREFERRED STOCK:

Series A

         In March of 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Subordinate Notes and the Senior Credit Agreement prohibit the payment of cash dividends until May 31, 2002. At December 31, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

         Holders of the Redeemable Preferred Stock Series A have no voting rights, except as otherwise required by law; however, the holders of the Redeemable Preferred Stock Series A, voting together as

                     STC BROADCASTING,INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At December 31, 2000, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series B.

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

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         Redeemable Preferred Stock dividend and accretion consisted of the following:

                                            Years Ended
                                            December 31,
                                   ---------------------------
                                     2000      1999      1998
                                   -------    ------    ------
         Series A
              Accrued Dividends    $ 6,538    $5,696    $4,964
              Accretion                136       136       136
         Series B
              Accrued Dividends      3,688        --        --
              Dividends Paid            --     1,191        --
              Accretion                 99       400        --
                                   -------    ------    ------
                                   $10,461    $7,423    $5,100
                                   =======    ======    ======


8.       TRANSACTIONS WITH AFFILIATES:

         In March of 1997, Sunrise and the Company entered into a ten-year agreement (the Monitoring and Oversight Agreement) with an affiliate of Hicks Muse (Hicks Muse Partners) pursuant to which Sunrise and the Company have agreed to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1, of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net revenues of the Company and its subsidiaries for the then-current fiscal year plus reimbursement of certain expenses.

         The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be, provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received, and to be received, by Sunrise and the Company. Total payments related to this agreement amounted to approximately $209, $233 and $201 for the three years ended December 31, 2000, respectively.

         In March of 1997, Sunrise and the Company entered into a ten-year agreement (the Financial Advisory Agreement) pursuant to which Hicks Muse Partners received a financial advisory fee of 1.5% of the transaction value at the closing of the Jupiter/Smith acquisition as compensation for its services as financial advisor to the Company. Hicks Muse Partners is entitled to receive a fee equal

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to 1.5% of the "transaction value" for each "add-on transaction" in which the Company is involved. The term "transaction value" means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. Total fees paid under this agreement for the three years ended December 31, 2000, were $0, $1,764, and $2,723, respectively, and were capitalized as cost of acquisition or netted against preferred stock.

         In March of 1997, affiliates of Hicks Muse purchased 250,000 shares of the Redeemable Preferred Stock Series A for a purchase price of approximately $24,100 (or 96.5% of the initial liquidation preference of such shares) and received in connection therewith warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchaser of the Redeemable Preferred Stock Series A and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants . On August 30, 2000, in conjunction with Hicks Muse becoming non-attributable in Sunrise and the Company for FCC purposes (footnote
11), Hicks Muse sold its 250,000 shares to an unrelated party and any future warrants were cancelled.

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

         A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months and who have attained the age of 21 years are generally eligible to participate. Certain employees represented by one union have elected not to participate in the Plan and have established their own plan. Total contributions by the Company to the defined contribution 401(k) savings plan were approximately $428, $492 and $341 for the three years ended December 31, 2000, respectively.

         The Company has contracts with national representation firms to sell advertising time. During 1998, entities controlled by Hicks Muse acquired certain of these firms. In 1999, the Company entered into extensions of certain of these contracts in the normal course of business on terms and conditions which the Company considered representative of current market conditions.

         In April 1998, the Company sold to Robert N. Smith the assets and certain rights and obligations related to WFFF for $500. The purchase price was secured by a note and liens on all of the assets sold and on July 23, 1998, the Company received full payment on the note.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

10.      INCOME TAXES:

         Commencing August 30, 2000, STC Broadcasting, Inc. files a consolidated federal income tax return with all of its subsidiaries. Prior to August 30, 2000, all nonqualifying subsidiaries filed separate federal income tax returns. STC Broadcasting, Inc. and certain subsidiaries file separate state income tax returns. The (benefit) provision for income taxes consists of the following for the three years ended December 31, 2000:


                                                          Years Ended
                                                          December 31,
                                                -------------------------------
                                                  2000        1999        1998
                                                --------     -------     ------

Deferred (Benefit) Provision:
     Federal                                    $(11,543)    $(6,408)    $1,659
     State                                        (1,996)     (1,117)       164
                                                --------     -------     ------
         Total Income Tax (Benefit)
           Provision                            $(13,539)    $(7,525)    $1,823
                                                ========     =======     ======


         Deferred taxes reflect the tax effect on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax liability as of December 31, 2000 and 1999 are as follows:


                                                               December 31,
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------

         Deferred Tax Assets:
              Net operating loss (NOL) carryforward      $ 22,770     $ 15,224
              Deferred debt costs                           1,131        1,332
              Allowance for doubtful accounts                 188          215
              Other                                           431          115
                                                         --------     --------
                                                           24,520       16,886
                                                         --------     --------
         Deferred Tax Liabilities:
              Intangible assets                           (15,721)     (19,492)
              Deferred gain on asset exchange              (4,912)      (5,166)
              Property and equipment                       (8,308)      (7,699)
                                                         --------     --------
                                                          (28,941)     (32,357)
                                                         --------     --------
                  Net deferred tax liability               (4,421)     (15,471)
                  Less: valuation allowance                    --       (2,489)
                                                         --------     --------
                                                         $ (4,421)    $(17,960)
                                                         ========     ========


         The Company has federal and state NOL carryforwards which expire from 2003 through 2020. During the years ended December 31, 1999 and 1998, the Company created $1,509 and $588, respectively, of valuation allowance to reserve for deferred tax assets resulting from nonqualifying subsidiaries' NOLs for the tax reporting period. During 2000, the Company's former nonqualifying subsidiaries qualified to file a consolidated federal income tax return due to changes in the Company's ownership control. As a result, the Company reversed existing valuation allowance attributed to NOL related deferred tax assets.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The reconciliation of the income tax (benefit) provision based on the federal statutory income tax rate (34 percent) to the Company's income tax (benefit) provision is as follows for the three years ended December 31, 2000:


                                                           Years Ended
                                                           December 31,
                                                -------------------------------
                                                  2000         1999        1998
                                                --------     -------     ------

Tax (benefit) provision at the statutory rate $ (8,413) $(7,958) $ 980 State income tax (benefit) provision,
      net of federal tax effect                   (2,656)     (1,131)       202
Valuation allowance                               (2,489)      1,509        588
Other                                                 19          55         53
                                                --------     -------     ------
                                                $(13,539)    $(7,525)    $1,823
                                                ========     =======     ======


11.      COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

         Lawsuits and claims are filed against the Company from time to time in the ordinary course of business including suits based on defamation. Management believes that the outcome of any such pending matters will not materially affect the financial position, results of operations or cash flows of the Company.

Management Contracts

         On March 1, 1997, the Company entered into five-year employment agreements with four members of senior management for minimum base compensation of $250 and an annual bonus based upon criteria established by the Board of Directors. On February 1, 2001, the contracts were amended to eliminate a fixed termination date. If the executive officer terminates his employment for good reason, as defined, or Sunrise or the Company terminate his employment for any reason other than for cause, as defined, then such executive officer shall be paid his salary and shall continue to be covered by certain employee benefit plans for 12 months, provided, however, that continued coverage under any employee benefit plan of Sunrise or the Company shall terminate upon such executive officer becoming eligible for comparable benefits pursuant to new employment. In the event of a change of control (as defined in the employment agreements), either Sunrise, the Company, or the executive officer may terminate the employment agreement concurrently with sale and receive the salary and benefits on the same terms described in the preceding sentence.

Employees

         As of December 31, 2000, the Company had approximately 456 full-time and 81 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 39 employees. WDTN has a contract with the International Brotherhood of Electrical Workers ("IBEW") that expires July 1, 2003 with respect to 54 employees. KFYR has a contract with IBEW that expires on September 9, 2003 with respect to 9 employees. WTOV contracts with AFTRA and IBEW, and the WJAC contract with International Alliance of Theatrical Stage Employees were assumed by Cox on August 4, 2000, the date of LMA agreements with the Company. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


FCC Ownership Matters

         The FCC has amended its broadcast ownership rules (collectively, the FCC Ownership Rules). On August 5, 1999, the FCC adopted its initial orders substantially revising certain of the FCC Ownership Rules. These rule changes became effective on November 16, 1999. The FCC again modified the FCC Ownership Rules in a series of orders released January 19, 2001. In those actions, the FCC broadly affirmed its 1999 changes by rejecting most of the issues raised in the various petitions for reconsideration of the August 1999 orders, although it revised or clarified a number of specific elements of the FCC Ownership Rules. These most recent changes to the FCC Ownership Rules will not become effective until April 9, 2001. Parties also may seek further administrative or judicial review of the most recent changes in the FCC Ownership Rules, so these rules are subject to further changes. While the following discussion does not describe all of the FCC Ownership Rules or rule changes, it attempts to summarize those rules, as they stand now and as they will stand when the changes in the FCC's January 2001 orders become effective, that appear to be most relevant to the Company.

         In August 1999, the FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the current rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area (DMA) provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. After the January 2001 orders become effective, the FCC will count toward the eight independently owned station threshold only same DMA television stations that have overlapping service areas with at least one of the two stations to be commonly owned. The current rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to demonstrate compliance with the FCC Ownership Rules at the time of the transfer. Lastly, the current rules authorize the common ownership of television stations with overlapping signal contours if the stations to be commonly owned are located in different DMAs.

         Similarly, in August 1999, the FCC relaxed its cross ownership rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations (or up to one television station and seven radio stations) in the same market provided that (1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with FCC rules, a single entity may have attributable interests in up to two television stations and four radio stations. In its January 2001 orders, the FCC further clarified that the various "independent voices" tests are applied on a market-by-market basis, with regard to both television designated market areas and radio markets. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

         The FCC's August 1999 rule changes also redefined its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules (the Attribution Rules). Under the current Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceed 33% of

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the total asset value of the media outlet and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest, independent of this total asset rule, in another media outlet in the same market.

         In its January 2001 orders, the FCC clarified that, for purposes of the Attribution Rules, the value of a media outlet's total assets may be based on either book value or justifiable fair market value, and any indirect interest. It announced that it would consider consideration already paid to a media outlet for a future interest (such as an upfront payment for warrants or an option) and financial deposits by a party made on behalf of a media outlet to secure a loan for the outlet (such as an escrow deposit) as part of the media outlet's total assets held by the party. It also confirmed that, if sudden, unexpected changes in a media outlet's total assets cause the outlet (or its attributable parties) to fall out of compliance with the FCC's rules, the outlet (or parties) would have a reasonable period of time (up to one year) in which to return to compliance. In addition, the FCC eliminated its single majority shareholder exception, which enabled a single shareholder that owned more than 50 percent of a media outlet's voting stock to be the only attributable shareholder in that outlet, even if other shareholders in that media outlet had interests (such as five percent of voting stock) that otherwise would have caused them to be attributable. Unlike the remainder of the order, however, this revision will not become effective until the Office of Management and Budget has completed an independent review of the burdens posed by this change. The FCC confirmed, however, that all investors who were nonattributable because of the presence of a single majority shareholder prior to December 14, 2000, would have this nonattributable status permanently grandfathered on a non-transferable basis.

         Local marketing agreements (LMAs) also are treated as attributable interests for purposes of the FCC Ownership Rules. The FCC grandfathered television LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

         Finally, the FCC has eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         The recent changes to the FCC Ownership Rules did affect the Company's relationship with SAC. Prior to August 30, 2000, the Company owned a substantial non-voting equity stake in SAC, which, together with a wholly owned subsidiary, now owns WNAC-TV, Providence, Rhode Island. Under the new FCC Ownership Rules that were adopted in August 1999, the Company's formerly non-attributable interest in SAC was attributable. The Company concluded that a change was required to retain its interest in WNAC. See below actions taken by the Company and Hicks Muse.

         With the changes in the FCC Ownership Rules, the Company no longer needs to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations is now consistent with the Commission's Rules.

         On October 2, 1999, AMFM Inc. ("AMFM") entered into an Agreement and Plan of Merger with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub, Inc. (Merger Sub), pursuant to which AMFM would be merged with and into Merger Sub and become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). The AMFM Merger was consummated on August 30, 2000. Thomas O. Hicks, who previously was the Company's ultimate controlling shareholder, had an attributable interest in AMFM and currently is the Vice-Chairman of Clear Channel. Because of the changes in FCC Ownership Rules and the AMFM Merger, the Company has taken certain actions to remain in compliance with the FCC Ownership Rules.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to SBP, which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. The transfer of control of Sunrise by Hicks Muse to SBP resulted in SBP holding all of the voting stock of Sunrise. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to SBP and the sale of these interests by Hicks Muse, Hicks Muse's interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non-voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

         On November 29, 2000, the Company filed an application with the FCC to merge SALC into STC License Company and SAC into STC Broadcasting, Inc., with STC License and STC Broadcasting being the surviving companies. The FCC approved that application on December 13, 2000, but the transaction has not yet been consummated.

Lease Commitments

         The Company leases land for three transmitter towers, two studio/office facilities, satellite sales and news offices and two corporate offices and minor equipment. Total rent expenses were approximately $640, $421 and $132 for the three years ended December 31, 2000, respectively.

         At December 31, 2000, the total minimum annual rental commitments under non-cancelable leases for the three transmitter land sites, the two studio facilities and the two corporate offices are as follows:


                     Year                          Total
                     ----                         ------

                     2001                         $  461
                     2002                            466
                     2003                            440
                     2004                            372
                     2005                            317
                     Thereafter                    1,675
                                                  ------
                     Total                        $3,731
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

14.      CANCELLED PRIVATE PLACEMENT

         During 1999, the Company and Sunrise had plans to sell debt securities of Sunrise or preferred stock of the Company in a private placement to complete the Sinclair Agreement (see Note 13) and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would attempt to fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The results of operations for the year ended December 31, 1999 include a charge of $825 for expenses incurred in the cancelled private placement.

15. SEGMENT INFORMATION

         The Company has 10 reportable segments, two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas (DMA) as defined by A. C. Nielsen Company. The majority of each segments' revenues are broadcast related.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All segments have local distinct management separate from corporate management. The Company evaluates segment performance based on station operating income before depreciation, amortization, interest income, interest expense, income taxes, nonrecurring gains and losses, and extraordinary items.

         The Company has no intersegment sales or transfers other than interest that is allocated to subsidiaries but not divisions.

         The following tables set forth information by segments, aggregated with segments that have similar economic characteristics, and reconciles segment information to the consolidated financial statements amounts.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                           Year       Net         Net          Total       Capital      Depreciation      New        Program
                                   Revenues      Income        Assets    Expenditures       and         Program    Amortization
                                                 (Loss)                                 Amortization    Rights
                           ----    --------     ---------     ---------  ------------   ------------    -------    ------------

Segment Groups

49 - 75 DMA                2000    $ 44,880     $  (7,836)    $  42,665    $ 3,185        $  6,055      $ 1,324      $ 3,530
                           1999      44,409        (8,312)       49,632      1,813           5,916        4,048        4,455
                           1998      35,963           597       159,801      1,655          10,081          492        3,973

76 DMA and above           2000      35,351       (12,258)       51,017      1,740           9,779          762        1,483
                           1999      36,748       (13,385)       64,867      3,551           9,428        2,064        1,723
                           1998      31,160         3,582       144,161      3,901          10,301          727        1,723

License Corporations       2000           0        11,879       241,243          0          19,995            0            0
                           1999           0        15,638       261,241          0          20,271            0            0
                           1998           0        10,417        71,657          0           3,725            0            0

Corporate                  2000           0        (2,990)       13,832         14             827            0            0
                           1999           0        (9,822)        8,433        417             774            0            0
                           1998           0       (16,396)        8,893         17             926            0            0
                           ----    --------     ---------     ---------    -------        --------      -------      -------

Company Totals             2000      80,231       (11,205)      348,757      4,939          36,656        2,086        5,013
                           1999      81,157       (15,881)      384,173      5,781          36,389        6,112        6,178
                           1998      67,123        (1,800)      384,512      5,573          25,033        1,219        5,696
                           ====    ========     =========     =========    =======        ========      =======      =======



                        Year     Program        Income tax        Gain        Gain        Cancelled      Interest       Cancelled
                                 Payments       Provision       on Asset     on Sale       Private       Expense(2)     Sinclair
                                              (Benefit)(1)        Swap       of WROC      Placement                       Deal
                        ----     --------     ------------      --------     -------      ---------      ----------     ---------

Segment Groups

49 - 75 DMA             2000     $ 3,879        $      0         $    0      $    0         $   0         $ 2,560        $   0
                        1999       4,543               0              0           0             0           2,560            0
                        1998       4,058               0              0           0             0           1,493            0

76 DMA and above        2000       1,453               0              0           0             0           4,384            0
                        1999       1,815               0              0         979             0           4,384            0
                        1998       1,621               0          9,457           0             0           4,208            0

License Corporations    2000           0               0              0           0             0               0            0
                        1999           0               0              0       3,521             0               0            0
                        1998           0               0          8,000           0             0               0            0

Corporate               2000           0         (13,539)             0           0             0          11,909          875
                        1999           0          (7,525)             0           0           825          13,691            0
                        1998           0              97              0           0             0          10,600            0
                        ----     -------        --------         ------      ------         -----         -------        -----

Company Totals:         2000       5,332         (13,539)             0           0             0          18,853          875
                        1999       6,358          (7,525)             0       4,500           825          20,635            0
                        1998       5,679              97         17,457           0             0          16,301            0
                        ====     =======        ========         ======      ======         =====         =======        =====


----------
(1) The extraordinary loss of early retirement of debt and tax provision (benefit) were allocated entirely to the corporate office.

(2) Interest expense is allocated to various subsidiaries, which own WJAC, KRBC, KACB, WTOV and WNAC.


16.      SALE OF WJAC AND WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Broadcasting, Inc. ("Cox") to sell Cox all of the capital stock of WJAC, Incorporated for $70,000. WJAC, Incorporated owns WJAC,

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, SAC and Smith Acquisition License Company, subsidiaries of the Company, entered into an agreement with Cox to sell the assets of WTOV, the NBC affiliate in Steubenville, Ohio, to Cox for $58,000. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programs most of the available time on WJAC and WTOV and retains the revenues from such sales of advertising time. Cox pays the Company a $750 monthly fee under the two TBAs plus reimburses the Company for out of pocket costs. Beginning August 4, 2000, and as a result of the TBAs, the Company only records nonreimbursable expenses of WJAC and WTOV in the accompanying financial statements for 2000. On December 22, 2000, the Company and Cox amended their agreement for the sale of WJAC to provide for the sale of the FCC licenses for WJAC directly from STC License Company, the subsidiary of the Company which holds such licenses, to Cox. Prior to the closing of the sale of WJAC and WTOV, the Company incurred direct, incremental costs associated with the despositions of these stations. As of December 31, 2000, the Company had incurred $823 of these costs and have included them as other expense on the accompanying consolidated statement of operations.

         The sale of WJAC, Incorporated and WTOV closed on January 5, 2001. Preliminary net proceeds from the transactions are approximately $126,000. $68,000 was used to permanently retire a portion of the Company's senior term loan agreement, $55,000 was transferred to a collateral account with the Company's senior lender pending the purchase of WPRI, and $3,000 was transferred to an indemnity escrow account.

         The following is an unaudited proforma condensed balance sheet reflecting the sale of WJAC and WTOV as if the transactions had been completed on December 31, 2000:


                                 Unaudited Proforma Condensed Balance Sheet at December 31, 2000
                                 ---------------------------------------------------------------


                                                              Carrying Value
                                            Consolidated    of Net Assets Sold    Adjustments        Proforma
                                            ------------    ------------------    -----------        --------
Assets
Current assets
     Cash                                     $  5,026          $     (2)        $  58,000(1)        $ 63,024
     Accounts receivable                        11,422               (56)               --             11,366
     Current portion of program rights           6,873            (2,900)               --              3,973
     Other current assets                          358               (45)               --                313
                                              --------          --------         ---------           --------
         Total current assets                   23,679            (3,003)           58,000             78,676
Property and equipment                          61,835            (9,552)               --             52,283
Intangible assets                              243,895           (53,484)               --            190,411
Other assets                                    19,348              (723)               --             18,625
                                              --------          --------         ---------           --------
         Total assets                         $348,757          $(66,762)        $  58,000           $339,995
                                              ========          ========         =========           ========
Liabilities and Equity
Current liabilities
    Current portion of program rights         $  7,037          $ (3,033)        $      --           $  4,004
    All other current liabilities               17,122               (13)           (4,810)(1)(2)      12,299
                                              --------          --------         ---------           --------
         Total current liabilities              24,159            (3,046)           (4,810)            16,303
Long term debt                                 187,250                --           (60,000)(1)        127,250
Deferred taxes                                   4,421           (17,078)           21,000 (2)          8,343
Program rights                                   6,206                --                --              6,206
Redeemable preferred stock                      77,962                --                --             77,962
Stockholder's equity                            48,759           (46,638)          101,810            103,931
                                              --------          --------         ---------           --------
Total liabilities and equity                  $348,757          $(66,762)        $  58,000           $339,995
                                              ========          ========         =========           ========

Notes to proforma unaudited balance sheet:

1. Reflects the allocation of proceeds received on the sale of WJAC and WTOV.

2. Reflects the balance sheet income tax effects of the gain on the sale of WJAC and WTOV. Effects include the utilization of net operating loss carryforwards and a proforma current income tax payable of $3,190. Since the transaction actually closed in 2001, the Company anticipates actual taxes due on the gain will be approximately $1,000.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following is an unaudited proforma condensed Statement of Operations reflecting the sale of WJAC and WTOV as if the transaction was effective on January 1, 2000.


           Unaudited Proforma Condensed Statement of Operations for Year Ended December 31, 2000
           -------------------------------------------------------------------------------------

                                                                Activities of
                                                Consolidated     Sold Assets     Adjustments(1)    Proforma
                                                ------------    -------------    --------------    --------

Net revenues                                      $ 80,231        $(14,236)        $     --        $ 65,995
Operating expenses
     Station operating                              21,331          (3,301)              --          18,030
     Selling, general & administrative              18,610          (2,640)              --          15,970
     Expenses realized from
         barter transactions                         2,415            (502)              --           1,913
     Depreciation                                   13,933          (2,492)              --          11,441
     Amortization                                   22,723          (5,415)              --          17,308
     Corporate expenses                              3,927              --               --           3,927
                                                  --------        --------         --------        --------
         Total operating expenses                   82,939         (14,350)              --          68,589
                                                  --------        --------         --------        --------
Operating loss                                      (2,708)            114               --          (2,594)
Interest expense                                   (18,853)             --            4,842 (1)     (14,011)
Other expense, net                                  (3,183)             97           71,882 (2)      68,796
                                                  --------        --------         --------        --------
(Loss) income  before income tax benefit           (24,744)            211           76,724          52,191
Income tax benefit (provision)                      13,539              --          (29,155)        (15,616)
                                                  --------        --------         --------        --------
Net (loss) income                                  (11,205)            211           47,569          36,575
Redeemable preferred stock
     dividends and accretion                       (10,461)             --               --         (10,461)
                                                  --------        --------         --------        --------
Net (loss) income applicable to common stock      $(21,666)       $    211         $ 47,569        $ 26,114
                                                  ========        ========         ========        ========

(1) The reduction in interest expense is the result of a reduction in pro forma long term debt using the assumed proceeds from the sale of WJAC and WTOV.

(2) Reflects the gain on the sale of WJAC and WTOV as if the sale occurred on January 1, 2000.

17.      PURCHASE OF WPRI / SALE OF WNAC

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with Clear Channel to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island, and New Bedford, Massachusetts, market for a purchase price of $50,000. Closing of this transaction is subject to review and approval by the FCC and the transfer of the WNAC FCC license to an unrelated party. On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with Lin Television Corporation ("Lin") to sell Lin certain assets of WNAC, including the FCC License and an interest in the revised JMPA for $2,500. On February 1, 2001, the Company filed an application with the FCC to sell WNAC to Lin. Approval and consummation of that sale is a necessary precondition of the Company being able to acquire WPRI. This application is still pending.

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


18.      UNAUDITED QUARTERLY DATA


                                                Operating           Net Loss
Year Ended                     Net               (Loss)           Applicable to
December 31,                 Revenues            Income           Common Stock
------------                 --------            -------          -------------

2000
  1st quarter                $18,567             $(3,222)           $ (8,516)
  2nd quarter                 21,756                  77              (6,545)
  3rd quarter                 18,815              (1,230)                417
  4th quarter                 21,093               1,667              (7,022)
                             -------             -------            --------
    Total                    $80,231             $(2,708)           $(21,666)
                             =======             =======            ========

1999
  1st quarter                $20,414             $(2,610)           $ (7,000)
  2nd quarter                 21,207                (243)             (5,067)
  3rd quarter                 18,223              (2,675)             (7,557)
  4th quarter                 21,313                (616)             (3,680)
                             -------             -------            --------
    Total                    $81,157             $(6,144)           $(23,304)
                             =======             =======            ========


1998
  1st quarter                $11,335             $(1,344)           $ (5,306)
  2nd quarter                 16,992               1,055              12,480
  3rd quarter                 15,726                (764)             (9,655)
  4th quarter                 23,070               2,738              (4,419)
                             -------             -------            --------
    Total                    $67,123             $ 1,685            $ (6,900)
                             =======             =======            ========

                    STC BROADCASTING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                             SCHEDULE II

                               STC BROADCASTING, INC. AND SUBSIDIARIES
                                                -----
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            (IN THOUSANDS)


                                      Balance at    Charged to    Charged     Write offs     Balance
                                      Beginning     Costs and     to Other      Net of       at End
           Description                of Period      Expenses     Accounts    Recoveries    of Period
           -----------                ----------    ----------    --------    ----------    ---------

STC BROADCASTING, INC

Allowance for doubtful accounts
     Year ended December 31, 2000        $546         $492            --         $560         $478
     Year ended December 31, 1999        $504         $403            --         $361         $546
     Year ended December 31, 1998        $286         $351          $192(1)      $325         $504

----------

(1) Amounts represent allowance for doubtful account balances purchased in connection with the acquisition of certain television stations.