Form 10-Q
period 2001-03-31
STC BROADCASTING INC
filed 2001-05-11
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2001

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

Yes [X]   No [ ]

As of May 11, 2001 the registrant had 1000 shares of common stock, par value $.01 outstanding.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

                                                                                                            PAGE
                                                                                                          -------
                                        PART I. FINANCIAL INFORMATION

         ITEM 1.           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Consolidated Balance Sheets as of March 31, 2001 and
                              December 31, 2000                                                           3 - 4

                           Consolidated Statements of Operations for the
                              Three Months Ended March 31, 2001 and 2000                                  5

                           Consolidated Statement of Stockholder's Equity
                              for the Three Months Ended March 31, 2001                                   6

                           Consolidated Statements of Cash Flows for the
                              Three Months Ended March 31, 2001 and 2000                                  7

                           Notes to Consolidated Financial Statements                                     8 - 13

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                                            13 - 24

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE
                              ABOUT MARKET RISK                                                           25

                                        PART II. OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS                                                              26

         ITEM 5.           OTHER INFORMATION                                                              26

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                               26 - 27

Item 1.           Financial Statements

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                             March 31, 2001     December 31, 2000
                                                                                             --------------     -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $    8,022          $    5,026
   Accounts receivable, net                                                                         9,268              11,422
   Current portion of program rights                                                                3,921               6,873
   Other current assets                                                                               312                 358
                                                                                               ----------          ----------
         Total current assets                                                                      21,523              23,679
                                                                                               ----------          ----------
PROPERTY AND EQUIPMENT, net                                                                        62,628              61,835
                                                                                               ----------          ----------
INTANGIBLE ASSETS, net:
   FCC licenses                                                                                    94,584              77,828
   Network affiliation agreements                                                                 121,378             163,415
   Other                                                                                            1,970               2,652
                                                                                               ----------          ----------
         Net intangible assets                                                                    217,932             243,895
                                                                                               ----------          ----------
OTHER ASSETS:
   Deferred financing and acquisition costs, net                                                    7,676               7,582
   Program rights, net of current portion                                                           7,425               6,066
   Restricted cash                                                                                 10,279               5,000
   Other                                                                                               60                 700
                                                                                               ----------          ----------
         Total other assets                                                                        25,440              19,348
                                                                                               ----------          ----------
         Total assets                                                                          $  327,523          $  348,757
                                                                                               ==========          ==========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Balance Sheets (continued)
                  (dollars in thousands, except for share data)

                                                                                             March 31, 2001     December 31, 2000
                                                                                             --------------     -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                            $    3,049          $    2,961
   Accrued expenses                                                                                 2,074               6,161
   Current income tax payable                                                                       2,802                  --
   Current portion of long-term debt                                                                   --               8,000
   Current portion of program rights payable                                                        3,978               7,037
                                                                                               ----------          ----------
         Total current liabilities                                                                 11,903              24,159
                                                                                               ----------          ----------
LONG-TERM DEBT                                                                                    125,500             187,250

DEFERRED INCOME TAXES                                                                               7,172               4,421

PROGRAM RIGHTS PAYABLE, net of current portion                                                      7,585               6,206

REDEEMABLE PREFERRED STOCK
   Series A                                                                                        51,683              49,870
   Series B                                                                                        29,121              28,092

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                                                               --                  --
   Additional paid-in capital                                                                     112,212             112,212
   Accumulated other comprehensive income                                                             229                  --
   Accumulated deficit                                                                            (17,882)            (63,453)
                                                                                               ----------          ----------
         Stockholder's equity                                                                      94,559              48,759
                                                                                               ----------          ----------
         Total liabilities and stockholder's equity                                            $  327,523          $  348,757
                                                                                               ==========          ==========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                               Three Months Ended
                             March 31, 2001 and 2000
                  (dollars in thousands, except for share data)

                                                                                                  2001                2000
                                                                                               ----------          ----------
NET REVENUES:
   Broadcasting Spot Revenues
      Local                                                                                    $    8,449          $   10,978
      National                                                                                      4,389               6,757
      Political                                                                                        61                 503
      Less agency and national representative commissions                                          (1,870)             (2,756)
                                                                                               ----------          ----------
         Net spot revenues                                                                         11,029              15,482
   Network compensation                                                                               545               1,199
   Income from joint operating agreement                                                              603                 616
   Income from time brokerage agreement                                                                97                  --
   Revenues realized from barter transactions                                                         393                 712
   Other                                                                                              502                 544
                                                                                               ----------          ----------
         Total net revenues                                                                        13,169              18,553

OPERATING EXPENSES:
  Station operating                                                                                 4,326               6,072
  Selling, general and administrative                                                               4,029               5,153
  Expenses realized from barter transactions                                                          427                 641
  Depreciation of property and equipment                                                            3,041               3,436
  Amortization of intangibles and other assets                                                      4,404               5,551
  Corporate expenses                                                                                  889                 802
                                                                                               ----------          ----------
         Total operating expenses                                                                  17,116              21,655
                                                                                               ----------          ----------
OPERATING LOSS                                                                                     (3,947)             (3,102)

OTHER INCOME (EXPENSE):
  Interest expense                                                                                 (3,889)             (4,807)
  Gain on sale of stations                                                                         78,037                  --
  Expenses incurred in cancelled
      acquisition of Sinclair stations                                                                 --                (875)
  Gain (loss) on disposal of property and equipment                                                     7                 (71)
  Interest income and other, net                                                                      688                  24
                                                                                               ----------          ----------
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT                                                70,896              (8,831)

INCOME TAX (PROVISION) BENEFIT                                                                    (22,483)              2,800
                                                                                               ----------          ----------
NET INCOME (LOSS)                                                                                  48,413              (6,031)

REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION:
      SERIES A                                                                                     (1,813)             (1,585)
      SERIES B                                                                                     (1,029)               (900)
                                                                                               ----------          ----------
         Total dividends and accretion                                                             (2,842)             (2,485)
                                                                                               ----------          ----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDER                                                                           $   45,571          $   (8,516)
                                                                                               ==========          ==========
BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                                                                             $   45,571          $   (8,516)
                                                                                               ==========          ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                                1,000               1,000
                                                                                               ==========          ==========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                    For the Three Months Ended March 31, 2001
                             (dollars in thousands)

                                                                                    Accumulated
                                                                                       Other
                                                         Common       Additional   Comprehensive    Accumulated      Stockholder's
                                                          Stock    Paid-In Capital    Income          Deficit           Equity
                                                         -----------------------------------------------------------------------
Balance, December 31, 2000                               $  --       $  112,212       $   --        $  (63,453)       $   48,759

Comprehensive income:

Net income applicable to
   common shareholder                                       --               --           --            45,571            45,571

Other comprehensive income:

   Cumulative effect of change in
   accounting principle for derivative
   transition adjustment for
   periods prior to 2001, net of
   income taxes of $148                                     --               --          240                --               240

   Amortization of derivative transition
   adjustment, net                                          --               --          (11)               --               (11)
                                                         -----       ----------       ------        ----------        ----------
Comprehensive income                                        --               --          229            45,571            45,800
                                                         -----       ----------       ------        ----------        ----------

Balance, March 31, 2001                                  $  --       $  112,212       $  229        $  (17,882)       $   94,559
                                                         =====       ==========       ======        ==========        ==========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)

                                                                                                  2001                2000
                                                                                               ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                              $   48,413          $   (6,031)
Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation of property and equipment                                                           3,041               3,436
   Amortization of intangibles and other assets                                                     4,404               5,551
   Amortization of debt issuance costs                                                                120                 120
   Amortization of program rights                                                                     939               1,506
   Payments on program rights                                                                        (894)             (1,501)
   Deferred tax provision (benefit)                                                                19,681              (2,800)
   (Income) loss on disposal of property and equipment                                                 (7)                 71
   Proceeds on surrender of insurance policy                                                           --                 107
   Gain on sale of stations                                                                       (78,037)                 --
Change in current operating assets and liabilities net of effects from acquired and disposed stations:
   Accounts receivable                                                                              2,154               1,609
   Other assets                                                                                        46                 564
   Accounts payable and accrued expenses                                                           (1,197)             (4,834)
                                                                                               ----------          ----------
         Net cash used in operating activities                                                     (1,337)             (2,202)
                                                                                               ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WPRI                                                                               (45,915)                 --
Capital expenditures                                                                                 (341)               (917)
Net proceeds from sale of stations                                                                124,630                  --
Proceeds from cash escrow account on WPRI                                                           5,000                  --
Transfer to restricted cash                                                                       (10,279)                 --
Other                                                                                                 988                 112
                                                                                               ----------          ----------
         Net cash provided by (used in) investing activities                                       74,083                (805)
                                                                                               ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under senior credit agreement                                                  --               2,000
Repayment of senior credit agreement                                                              (69,750)             (1,250)
                                                                                               ----------          ----------
         Net cash (used in) provided by financing activities                                      (69,750)                750
                                                                                               ----------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                2,996              (2,257)

CASH AND CASH EQUIVALENTS,
     Beginning balance                                                                              5,026               3,909
                                                                                               ----------          ----------
CASH AND CASH EQUIVALENTS,
     Ending balance                                                                            $    8,022          $    1,652
                                                                                               ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items:
    Accrued preferred dividends and accretion                                                  $    2,842          $    2,485
    New program contracts                                                                      $    2,384          $      582
Cash paid for interest                                                                         $    6,792          $    7,489

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2001
          (dollars in thousands, except for share data and percentages)

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

         All significant intercompany transactions and accounts between STC and subsidiaries have been eliminated. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements are condensed interim financial statements and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2000 included in the Company's previously filed Annual Report on Form 10-K. The interim financial statements are unaudited but include all material adjustments that the Company considers necessary for a fair presentation of results of operations for the periods presented. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  ADOPTION OF SFAS 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
    ACTIVITIES:

         On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company has elected to treat its interest rate swap agreements related to its senior loan agreement as derivative instruments and recorded a cumulative change in accounting principle for prior years of $240, which is net of $148 in income taxes. The subsequent changes in the fair market value of the derivative instruments will be recorded as adjustments to interest expense for the period. Please see footnote 3 for details on the asset swap agreements.

3.  LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                    March 31, 2001     December 31, 2000
                                                                                    --------------     -----------------
         Senior Subordinated Notes                                                    $  100,000           $  100,000
         Senior Credit Agreement
                  Term Loan                                                               25,500               93,500
                  Revolving Credit Facility                                                   --                1,750
                                                                                      ----------           ----------
         Total long-term debt                                                            125,500              195,250
         Less: current portion                                                                --               (8,000)
                                                                                      ----------           ----------
         Long-term debt, net of current portion                                       $  125,500           $  187,250
                                                                                      ==========           ==========

         The following table shows interest expense for the periods indicated:

                                                                                        Three Months Ended March 31,
                                                                                      -------------------------------
                                                                                         2001                 2000
                                                                                      ----------           ----------
         Senior Subordinated Notes                                                    $    2,719           $    2,719
         Senior Credit Agreement                                                           1,050                1,968
         Amortization of Debt Issuance Costs                                                 120                  120
                                                                                      ----------           ----------
         Total                                                                        $    3,889           $    4,807
                                                                                      ==========           ==========

         In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes ("Senior Subordinated Notes"), which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement which provides a $100,000 term loan facility and a $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company. Upon the sale of WJAC and WTOV, the Company made a $68,000 payment on the term loan, permanently reducing the availability under that portion of the agreement. The next scheduled payment is due December 31, 2003.

         At December 31, 2000, the Company had interest rate swap agreements reducing the impact of changing interest rates on $95,000 of its variable rate borrowings under the Senior Credit Agreement. Upon the sale of WJAC and WTOV on January 5, 2001, the Company cancelled the agreements on $95,000 and entered into a new interest rate swap on $25,000 of its variable rate borrowing under the Senior Credit Agreement for eighteen months. The base interest rate was fixed at 4.56% plus the applicable borrowing margin (currently 1.63%) for an overall borrowing rate of 6.19% at March 31, 2001.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its subsidiaries. Loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial and operating maintenance covenants including a maximum consolidated leverage ratio (currently 6.75:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.75:1). The Company is limited in the amount of annual payments that may be made for corporate expenses and capital expenditures.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates, transactions outside the ordinary course of business, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At March 31, 2001, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

4.  REDEEMABLE PREFERRED STOCK:

         Series A

         In March 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At March 31, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

         Series B

         On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At March 31, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series B.

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

         The Certificate of Designation for the Redeemable Preferred Stock Series A and B contains covenants customary for securities comparable to the Redeemable Preferred Stock Series A and B, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the Senior Subordinated Notes.

5.  ACQUISITIONS AND DISPOSITION

2001 Transactions

Sale of WJAC and WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Broadcasting, Inc. ("Cox") to sell to Cox all of the capital stock of WJAC, Incorporated for $70,000. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, Smith Acquisition Company ("SAC") and Smith Acquisition License Company ("SALC"), subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58,000. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programmed most of the available time on WJAC and WTOV and retained the revenues from such sales of advertising time. Cox paid the Company a $750 monthly fee under the two TBAs and reimbursed the Company for out of pocket costs. On December 22, 2000, the Company and Cox amended their agreement for the sale of WJAC to provide for the sale of the FCC licenses for WJAC directly from STC License Company, the subsidiary of the Company which holds such licenses, to Cox. Prior to the closing of the sale of WJAC and WTOV, the Company incurred direct incremental costs associated with the disposition of these stations during 2000 in the amount of $823 and such costs were expensed in 2000. The sale of WJAC, Incorporated and WTOV closed on January 5, 2001. Preliminary net proceeds after additional expenses from the transaction are approximately $124,630. $68,000 was used to permanently retire a portion of the Company's senior term loan agreement, $53,630 was transferred to a collateral account with the Company's senior lender pending the purchase of WPRI and $3,000 was transferred to an indemnity escrow account. The Company may incur additional expenses related to this transaction during the remainder of this year or as a result of claims under the indemnity escrow account.

Purchase of WPRI/Sale of WNAC

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with Clear Channel Communications, Inc. ("Clear Channel") to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island and New Bedford, Massachusetts, market for a purchase price of $50,000. Closing of this transaction is subject to review and approval by the FCC and subject to the transfer of the WNAC FCC license to an unrelated party. On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with Lin Television Corporation ("Lin") to sell Lin certain assets of WNAC, including the FCC license and an interest in the revised Joint Marketing and Programming Agreement ("JMPA") for $2,500. On February 1, 2001 the Company filed an application with the FCC to sell WNAC to Lin. Approval and consummation of that sale is a necessary precondition of the Company being able to acquire WPRI. This application is still pending. The FCC has raised a question regarding the grandfathering of JMPA related to WPRI and WNAC operations. Accordingly, at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

         On March 1, 2001, the Company and Clear Channel consummated the purchase and sale of the non-license assets of WPRI. At the closing, the Company paid $44,500 to Clear Channel and acquired all of the real and tangible personal property and other assets, except the FCC License and certain operating contracts, related to WPRI. Effective March 1, 2001, the shares of operating results under the JMPA were adjusted to 89% for the Company and 11% for Clear Channel. The $44,500 payment to Clear Channel was made by a transfer of funds from the collateral account with the Company's senior lender. The $5,000 previously placed in an escrow account pursuant to the WPRI contract was returned to the Company. Clear Channel continues to operate WPRI under the JMPA.

2000 Transactions

         During the first quarter of 2000, the Company did not acquire or dispose of any material assets.

6.  SEGMENT INFORMATION

         The Company has defined 7 reportable segments (9 in 2000), two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas ("DMA") as defined by A. C. Nielsen Company.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Company's December 31, 2000 Annual Report on Form 10-K). The Company evaluates segment performance based on operating income before interest income, interest expenses, income taxes, nonrecurring gains and losses, and extraordinary items.

         The Company has no significant intersegment revenues or transfers other than that interest is allocated to subsidiaries of the Company but not divisions. All segments have local distinct management separate from senior corporate management. Each management team is evaluated based upon the results of operations of their segment.

         The following table sets forth aggregated information by segment group and reconciles segment information to consolidated financial statements.

                                                                                     Net
                                                         Net                       Income
Segment Groups                     Period             Revenues                     (Loss)
--------------                     ------             --------                   ----------
49 - 75  DMA                        2001              $   8,223                  $  (4,962)
                                    2000                  9,777                     (3,268)

76 - DMA and above                  2001                  4,946                        441
                                    2000                  8,776                     (4,106)

License Companies                   2001                     --                     62,849
                                    2000                     --                      2,970

Corporate                           2001                     --                     (9,915)
                                    2000                     --                     (1,627)

-------------------------------------------------------------------------------------------
Company Totals                      2001              $  13,169                  $  48,413
                                    2000              $  18,553                  $  (6,031)
-------------------------------------------------------------------------------------------

7.  TERMINATED SINCLAIR ACQUISITION

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

         In the discussion comparing the Three Months ended March 31, 2001 and 2000, the changes resulting from the sale of WJAC and WTOV will be referred to as the Cox Sale, both of which were effective as of January 5, 2001.

HISTORICAL PERFORMANCE

         All dollars presented in table form are shown in thousands.

BROADCAST CASH FLOW:

The following table sets forth certain data for the periods indicated:

                                                                                        Three Months Ended March 31,
                                                                                       2001                      2000
                                                                                    ----------                ----------
         Operating Loss                                                             $   (3,947)               $   (3,102)
         Add:     Amortization of Program Rights                                           939                     1,506
                  Depreciation of Property and Equipment                                 3,041                     3,436
                  Amortization of Intangibles                                            4,404                     5,551
                  Corporate Expenses                                                       889                       802
         Less:    Payments for Program Rights                                             (894)                   (1,501)
                                                                                    ----------                ----------
                  Broadcast Cash Flow                                               $    4,432                $    6,692
         Less:    Corporate Expenses                                                      (889)                     (802)
                                                                                    ----------                ----------
                  EBITDA                                                            $    3,543                $    5,890
                                                                                    ==========                ==========
         Margins:
                  Broadcast Cash Flow                                                     33.7%                     36.0%
                                                                                    ==========                ==========
                  EBITDA                                                                  26.9%                     31.7%
                                                                                    ==========                ==========

         The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by bondholders to measure a company's ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS.

         Set forth below is a summary of the operations of the Company for the periods indicated and their percentages of net revenues.

                                                                      Three Months Ended March 31,
                                                                   2001                         2000
                                                         -----------------------       ------------------------            Net
                                                            $             % of           $               % of           Increase
                                                                        Revenues                       Revenues        (Decrease)
                                                         -----------------------      -------------------------       -----------
Net revenues:                                            $ 13,169         100.0%      $ 18,553           100.0%        $  (5,384)

Operating Expenses:
     Station Operating                                      4,326          32.8%         6,072            32.7%           (1,746)
     Selling, General & Administrative                      4,029          30.6%         5,153            27.8%           (1,124)
     Realized from Barter Transactions                        427           3.3%           641             3.5%             (214)
     Depreciation                                           3,041          23.1%         3,436            18.5%             (395)
     Amortization                                           4,404          33.4%         5,551            29.9%           (1,147)
     Corporate Expenses                                       889           6.8%           802             4.3%               87
                                                         --------    ----------       --------        --------         ---------
         Total Operating Expenses                          17,116         130.0%        21,655           116.7%           (4,539)
                                                         --------    ----------       --------        --------         ---------
         Operating Loss                                  $ (3,947)        (30.0)%     $ (3,102)          (16.7)%       $    (845)
                                                         ========    ==========       ========        ========         =========

SUMMARY INFORMATION

         The following table details how the Cox Sale transactions affected the change in operating income between the three months ended March 31, 2001 and March 31, 2000.

                                                                                Core                 Cox
                                                                              Stations              Sale               Total
                                                                             ---------           ---------           ---------
Net revenues                                                                 $  (1,478)          $  (3,906)          $  (5,384)
Operating Expenses:
   Station Operating                                                              (340)             (1,406)             (1,746)
   Selling, General and Administrative                                             (75)             (1,049)             (1,124)
   Trade and Barter                                                                (19)               (195)               (214)
   Depreciation                                                                    225                (620)               (395)
   Amortization                                                                    206              (1,353)             (1,147)
   Corporate Expenses                                                               87                  --                  87
                                                                             ---------           ---------           ---------
Operating Loss                                                               $  (1,562)          $     717           $    (845)
                                                                             =========           =========           =========

Core Stations

         Local and national revenues at the Company's mid-west stations in Dayton and Toledo, Ohio, and Flint, Michigan, were down $0.5 million and $0.8 million, respectively in the first quarter due to weakening economies. Revenues at the small market stations were flat for the first quarter when compared to prior period. Network revenue decreases related to the WDTN renegotiated contract with ABC and amounted to approximately $0.2 million. Station operating expenses decreased approximately $0.3 million from reduced program rights amortization during the first quarter of 2001. Depreciation and amortization expenses increased due to the acquisition of WPRI assets at the non license closing on March 1, 2001, in the amounts of approximately $0.2 million and $0.2 million, respectively.

         See Pro Forma Basis information later in this document which provides comparative same basis information on Stations owned at March 31, 2001.

Interest Expense

         Interest expense decreased by $0.9 million to $3.9 million for the three months ended March 31, 2001, from $4.8 million for the three months ended March 31, 2000. The decrease was due to lower outstanding balances on the Senior Credit Agreement during the comparative periods.

Gain on Sale of Stations

         The Company recorded a gain of approximately $78.0 million on the sale of the stock of WJAC, Incorporated and the assets of WTOV to Cox Broadcasting, Inc. on January 5, 2001. There was no comparable amount for prior three month period ended March 31, 2000.

Expenses Incurred in Cancelled Acquisition of Sinclair Stations

         During the first quarter of 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the DOJ on a timely basis.

Income Tax

         Income tax increased by $25.3 million to $22.5 million for the three months ended March 31, 2001 from $2.8 million tax benefit for the three months ended March 31, 2000, due primarily to a provision for gain on sale of WJAC and WTOV. The income tax provision relating to the gain on the sale of WJAC and WTOV reflects an amount lower than the Company's statutory rate due to a difference between the bases of WJAC and WTOV for income tax and financial reporting purposes.

Dividends

         Redeemable preferred stock dividends and accretion increased by $0.3 million to $2.8 million for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000 due to higher outstanding balances.

Net Income (Loss) Applicable to Common Shareholder

         Net income increased by $54.1 million to $45.6 million for the three months ended March 31, 2001 from a net loss of $8.5 million for the three months ended March 31, 2000 for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had $8.0 million in cash balances and net working capital of $9.6 million. In addition, the Company had $10.3 million cash in escrow accounts of which $3.0 million relates to an indemnity escrow agreement on the Cox sale and $7.3 million which is available for the remaining purchase and expenses related to WPRI. The Company's primary sources of liquidity are cash provided by operations, availability under the revolver portion of the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows used in operating activities decreased by $0.9 million to $1.3 million for the three months ended March 31, 2001 from cash used by operations of $2.2 million for the three months ended March 31, 2000. The Company made interest and film payments of $6.8 million and $0.9 million, respectively, during the three months ended March 31, 2001 compared to payments of $7.5 million and $1.5 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, the Company recorded a gain of $78.0 million on the sale of WJAC, Incorporated and the assets of WTOV.

         Net cash flows provided by investing activities increased by $74.9 million to $74.1 million provided by for the three months ended March 31, 2001 from $0.8 million used in for the three months ended March 31, 2000. Capital expenditures were $0.3 million and $0.9 million for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, the Company paid Clear Channel Communications, Inc. ("Clear Channel") approximately $45.9 million to purchase the real and tangible property and other assets of WPRI, excluding the FCC license and certain operating contracts, transferred approximately $7.3 million to an escrow account pending the completion of the WPRI transaction and $3.0 million as an indemnity escrow related to the Cox transaction, received net proceeds from the Sale of Cox of approximately $124.6 million and received $5.0 million from an escrow account related to the purchase of WPRI.

         Net cash flows used in financing activities increased by $70.6 million to $69.8 million for the three months ended March 31, 2001 from $0.8 million provided by for the three months ended March 31, 2000. During the three months ended March 31, 2001, the Company reduced amounts outstanding under the Senior Credit Agreement by $69.8 million.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the 11% Senior Subordinated Notes ("Senior Subordinated Notes"), working capital needs, the funding of capital expenditures, including digital television, and potential acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinated Notes and intends to do so in order to fund future acquisitions as part of its business strategy. The Company has historically funded acquisitions through a combination of borrowings and receipt of additional capital contributions from Sunrise.

         In 1997, the Company completed a private placement of $100.0 million principal amount of its Senior Subordinated Notes, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million Term Loan Facility and $65.0 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. Due to the $68.0 million payment in January 2001, the next scheduled payment is due in December 2003. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At March 31, 2001, the Company had $25.5 million outstanding on the term loan facility and nothing was outstanding under the revolving loan facility.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. Any loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial operating maintenance covenants including a maximum consolidation leverage ratio (currently 6.75:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.75:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At March 31, 2001, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

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

RISK FACTORS

         Based on the current level of operations and anticipated future internally generated growth, additional borrowings under the Senior Credit Agreements and additional equity contributions, if any, from Sunrise, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments, and may have funds available for additional acquisitions. The Company's future operating performance and ability to service or refinance the Senior Credit Agreement and Senior Subordinated Notes will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and significant equity capital, and no assurance can be given as to whether, and on what terms, such additional debt and / or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

         As outlined on pages 33 through 36 of the Company's annual 10-K Report for the year ended December 31, 2000, the Company is subject to risk factors which could influence the future of the Company and the forward looking statements included herein.

CAPITAL EXPENDITURES

         Capital expenditures were $0.3 million and $0.9 million for the three month periods ended March 31, 2001 and 2000, respectively. Maintenance capital expenditures are anticipated to be $4.3 million for the year ended December 31, 2001, assuming the Company closes its acquisition of WPRI. The Company anticipates that digital television will require a minimum expenditure of $14.0 million to develop facilities necessary for transmitting a digital signal with initial expenditures beginning in 2001 in the amount of approximately $9.5 million.

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

EMPLOYEES

         As of March 31, 2001, the Company had approximately 454 full-time and 85 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 36 employees. WDTN has a contract with the IBEW that expires July 1, 2003 with respect to 41 employees. KFYR has a contract with IBEW that expires on September 9, 2003 with respect to 10 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

         Effective January 1, 2001, compensation received by WDTN-TV from the ABC Network was reduced by $0.7 million a year pursuant to the affiliation agreement. This reduction was part of an overall negotiation with Clear Channel related to its merger with AM/FM, Inc. ("AMFM") and the sale of WPRI to the Company.

FCC ISSUES

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

         The FCC's August 1999 rule changes also redefined its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules ("the Attribution Rules"). Under the current Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceed 33% of the total asset value of the media outlet and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest, independent of this total asset rule, in another media outlet in the same market.

         For purposes of the Attribution Rules, the value of a media outlet's total assets may be based on either book value or justifiable fair market value, and any indirect interest. The FCC will consider consideration already paid to a media outlet for a future interest (such as an upfront payment for warrants or an option) and financial deposits by a party made on behalf of a media outlet to secure a loan for the outlet (such as an escrow deposit) as part of the media outlet's total assets held by the party. Also, if unexpected changes in a media outlet's total assets cause the outlet (or its attributable parties) to fall out of compliance with the FCC's rules, the outlet (or parties) will have a reasonable period of time (up to one year) in which to return to compliance. In addition, the FCC eliminated its single majority shareholder exception, which enabled a single shareholder that owned more than 50 percent of a media outlet's voting stock to be the only attributable shareholder in that outlet, even if other shareholders in that media outlet had interests (such as five percent of voting stock) that otherwise would have caused them to be attributable. Unlike the remainder of the order, however, this revision will not become effective until the Office of Management and Budget has completed an independent review of the burdens posed by this change. The FCC confirmed, however, that all investors who were nonattributable because of the presence of a single majority shareholder prior to December 14, 2000, would have this nonattributable status permanently grandfathered on a non-transferable basis.

         Local marketing agreements ("LMAs") also are treated as attributable interests for purposes of the FCC Ownership Rules. The FCC grandfathered television LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

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

         On October 2, 1999, AMFM entered into an Agreement and Plan of Merger with Clear Channel and CCU Merger Sub, Inc. ("Merger Sub"), pursuant to which AMFM would be merged with and into Merger Sub and become a wholly-owned subsidiary of Clear Channel (the "AMFM Merger"). The AMFM Merger was consummated on August 30, 2000. Thomas O. Hicks, who previously was the Company's ultimate controlling shareholder, had an attributable interest in AMFM and currently is the Vice-Chairman of Clear Channel. Because of the changes in FCC Ownership Rules and the AMFM Merger, the Company has taken certain actions to remain in compliance with the FCC Ownership Rules.

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to SBP, which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000, by the sale of one share of Sunrise voting common stock by Sunrise Television Partners, L.P. ("STPLP") to SBP for two hundred dollars and the conversion by STPLP of 891,499 shares of voting common stock of Sunrise to a non voting status. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to SBP and the sale of these interests by Hicks Muse, Hicks Muse's interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non-voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with Clear Channel to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island and New Bedford, Massachusetts, market for a purchase price of $50,000. Closing of this transaction is subject to review and approval by the FCC and the transfer of the WNAC FCC license to an unrelated party. On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with Lin Television Corporation ("Lin") to sell Lin certain assets of WNAC, including the FCC license and an interest in the revised Joint Marketing and Programming Agreement ("JMPA") for $2,500. On February 1, 2001 the Company filed an application with the FCC to sell WNAC to Lin. Approval and consummation of that sale is a necessary precondition of the Company being able to acquire WPRI. This application is still pending. The FCC has questioned the grandfathering of JMPA related to WPRI and WNAC operations. Accordingly, at this time, the Company cannot be sure of the terms on which this transaction will be completed, if at all.

         On March 1, 2001, the Company and Clear Channel consummated the purchase and sale of the non-license assets of WPRI. At the closing, the Company paid $44,500 to Clear Channel and acquired all of the real and tangible personal property and other assets, except the FCC License and certain operating contracts, related to WPRI. Effective March 1, 2001, the economics terms under the JMPA were adjusted to 89% for the Company and 11% for Clear Channel. The $44,500 payment to Clear Channel was made by a transfer of funds from the collateral account with the Company's senior lender. The $5,000 previously placed in an escrow account pursuant to the WPRI contract was returned to the Company. Clear Channel continues to operate WPRI under the JMPA.

PRO FORMA BASIS

         The pro forma financial information presents the results of operations of the Stations owned by the Company at March 31, 2001, including income from the joint operating agreement with Clear Channel, as adjusted per the above paragraph. The following pro forma financial information is not indicative of the actual results that would have been achieved had each Station been owned on January 1, 2000, nor is it indicative of the future results of operations.

PRO FORMA NET REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to net revenues.

                                                 Three Months Ended                    Year Ended
                                                      March 31,                       December 31,
                                              2001                  2000                  2000
                                       ------------------    ------------------    ------------------
                                          $          %          $          %          $          %
                                       --------    ------    --------    ------    --------    ------

Gross Revenues:
     Local                             $  8,449      55.8%   $  8,760      50.9%   $ 37,473      47.3%
     National                             4,389      29.0%      5,273      30.6%     20,585      26.0%
     Political                               61       0.4%        409       2.4%      7,127       9.0%
     Network compensation                   545       3.6%        726       4.2%      2,928       3.7%
     Joint operating agreements             803       5.3%      1,091       6.3%      7,661       9.7%
     Trade and barter                       393       2.6%        492       2.9%      2,049       2.6%
     Other                                  502       3.3%        458       2.7%      1,337       1.7%
                                       --------    ------    --------    ------    --------    ------
         Total                           15,142     100.0%     17,209     100.0%     79,160     100.0%
Agency and national
representative commissions               (1,870)    (12.2)%    (2,183)    (12.7%)    (9,853)    (12.4)%
                                       --------    ------    --------    ------    --------    ------
Net revenues                           $ 13,272      87.8%   $ 15,026      87.3%   $ 69,307      87.6%
                                       ========    ======    ========    ======    ========    ======

         Local and national revenues were down in Dayton and Toledo, Ohio, and Flint, Michigan, on a combined basis of $0.5 million and $0.8 million, respectively due to weakening economies. The combined local and national sales in the small markets were flat when compared to prior period. There was a $0.3 million reduction in political revenues and most of the network reduction was a result of the change in the WDTN contract with ABC. The combined operating profit of WPRI and WNAC, operated by Clear Channel, showed a reduction of $0.3 million for the quarter when compared to the prior year.

PRO FORMA RESULTS OF OPERATIONS.

         Set forth below is a summary of the pro forma results of operations of the Company for the periods indicated and their percentages of net revenue.

                                                            Three Months Ended                   Year Ended
                                                                 March 31,                       December 31,
                                                        2001                   2000                 2000
                                                 -------------------   -------------------   -------------------
                                                    $       % of Net      $       % of Net      $       % of Net
                                                            Revenues              Revenues              Revenues
                                                 --------   --------   --------   --------   --------   --------

Net Revenues:                                    $ 13,272     100.0%   $ 15,026     100.0%   $ 69,307     100.0%

Station Operating Expenses:
     Station operating                              4,324      32.6%      4,664      31.1%     17,959      25.9%
     Selling, general and administrative            4,025      30.3%      4,101      27.3%     15,970      23.0%
     Trade and barter                                 427       3.2%        446       3.0%      1,913       2.8%
     Depreciation                                   3,402      25.6%      3,357      22.3%     13,607      19.6%
     Amortization                                   4,800      36.2%      4,792      31.9%     19,200      27.7%
     Corporate expenses                               889       6.7%        802       5.3%      3,927       5.7%
                                                 --------    ------    --------    ------    --------    ------
Total station operating expenses                   17,867     134.6%     18,162     120.9%     72,576     104.7%
                                                 --------    ------    --------    ------    --------    ------
Operating loss                                   $ (4,595)    (34.6)%  $ (3,136)    (20.9)%  $ (3,269)     (4.7)%
                                                 ========    ======    ========    ======    ========    ======

         Station operating expenses other than depreciation, amortization and corporate expenses decreased by $0.4 million or 4.9% to $8.8 million for the three months ended March 31, 2001 from $9.2 million for the three months ended March 31, 2000. Approximately $0.3 million of the decrease is a result in reduced program rights amortization.

PRO FORMA BROADCAST CASH FLOW AND EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.

                                                            Three Months Ended   Year Ended
                                                                March 31,        December 31,
                                                             2001        2000        2000
                                                           --------    --------  ------------

Operating loss                                             $ (4,595)   $ (3,136)   $ (3,269)

Add:  Amortization of program rights                            939       1,230       4,361
      Depreciation of property and equipment                  3,402       3,357      13,607
      Amortization of intangibles                             4,800       4,792      19,200
      Corporate overhead                                        889         802       3,927
Less: Payments for program rights                              (894)     (1,236)     (4,700)
                                                           --------    --------    --------
Broadcast cash flow                                           4,541       5,809      33,126
Less: Corporate expenses                                        889        (802)     (3,927)
                                                           --------    --------    --------
EBITDA                                                     $  3,652    $  5,007    $ 29,199
                                                           ========    ========    ========
Margins:
Broadcast Cash Flow                                            34.2%       38.7%       47.8%
                                                           ========    ========    ========
EBITDA                                                         27.5%       33.3%       42.1%
                                                           ========    ========    ========

         The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by bondholders to measure a company's ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT AND INTEREST RATE RISKS

Interest Rate Risk

         The Company's policy is to manage interest rate risk by issuing long-term fixed rate debt and converting a large portion of its variable rate debt to fixed rates for periods generally between eighteen to thirty six months through the use of interest rate swap agreements. The Company has consistently applied these procedures since it issued its Senior Subordinate Notes in February of 1997. The Company does not employ any modeling techniques to help manage its interest rate risk.

         Information pertaining to the Company's debt at March 31, 2001 is shown in the table below (000's omitted).

                          Fixed Rate         Variable
         Maturities          Debt           Rate Debt
         ----------       ----------        ---------
         2001                    --               --
         2002                    --               --
         2003                    --         $    909(2)
         2004                    --            7,636(2)
         2005                    --            7,636(2)
         2006                    --            9,319(2)
         2007              $100,000               --
                           --------         --------
         Total             $100,000(1)      $ 25,500
                           ========         ========

(1)      Interest rate is fixed at 11%
(2) Effective interest rate is fixed at approximately 6.2% based on the January 5, 2001 interest rate swap agreement

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

         On January 5, 2001, the Company closed the sale of WJAC and WTOV to Cox and used $68.0 million of the proceeds to reduce the term portion of the Senior Credit Agreement. Simultaneous with the sale to Cox, the Company cancelled its $70.0 million and $25.0 million swap agreements and entered into a new swap agreement that fixed the interest rate on $25.0 million of its remaining floating rate borrowings for 18 months at 4.56% plus the applicable borrowing margin (currently 1.63%) for an overall borrowing rate of 6.19%. The variable interest rates on these contracts are based upon the three month LIBOR and the measurement and settlement is performed quarterly. The quarterly settlements of this agreement will be recorded as an adjustment to interest expense and are not anticipated to have a material effect on the consolidated financial statements of the Company. The counter party to this agreement is one of the lenders under the Senior Credit Agreement.

Other Market Risks

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

ITEM 5. OTHER INFORMATION

         The Company announces that the quarterly conference call with corporate management to discuss first quarter results will be held on Tuesday, May 22, 2001, at 10:00 a.m. Eastern. The call in number is 800-341-9997 and participants will be able to ask questions following the presentation. A recording of the call will be available for replay until midnight on May 25, 2001 by calling 1-877-519-4471 and entering PIN 2581360.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)      Exhibits

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

         2.4      Asset Purchase Agreement dated November 3, 2000, among Clear
                  Channel Broadcasting, Inc., Clear Channel Broadcasting
                  Licenses, Inc., (sellers) and STC Broadcasting, Inc. (buyer) for television station WPRI, Providence, Rhode Island(4)

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

         2.7      First Amendment to Asset Purchase Agreement dated March 15,
                  2001 among STC Broadcasting, Inc., STC License Company, Smith
                  Acquisition Company, Smith Acquisition License Company and Lin
                  Television Corporation related to the sale of certain assets of WNAC.(7)

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

(3) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated July 10, 2000.

(4) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the quarter ended September 30, 2000.

(5) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 9, 2001.

(6) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated February 5, 2001.

(7)      Filed herewith.

(b)      Reports on Form 8-K

         On January 9, 2001, the Company filed an 8-K relating to the sale of WJAC and WTOV to Cox Communications, Inc.

         On February 5, 2001, the Company filed an 8-K relating to the agreement to sell to Lin Television Corporation certain assets of WNAC and to announce the release of financial information as a Regulation FD Disclosure.

         On February 20, 2001, the Company filed an 8-K to release forecasted financial information for the first quarter of 2001 as a Regulation FD Disclosure and to announce its March 5, 2001 conference call.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     STC Broadcasting, Inc.
                                                 ------------------------------
                                                           Registrant


Date: May 11, 2001                                    By:  /s/ David A. Fitz
                                                         ----------------------

                                                      David A. Fitz
                                                      Senior Vice-President/
                                                      Chief Financial Officer