Form 10-Q
period 2001-06-30
STC BROADCASTING INC
filed 2001-08-10
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

Yes [X] No [ ]

As of August 10, 2001, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                      INDEX

                                                                           PAGE

                          PART I. FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 2001 and
                     December 31, 2000                                      3 - 4

                  Consolidated Statements of Operations for the
                     Three Months Ended June 30, 2001 and 2000,
                     and the Six Months Ended June 30, 2001 and 2000            5

                  Consolidated Statement of Stockholder's Equity
                     for the Six Months Ended June 30, 2001                     6

                  Consolidated Statements of Cash Flows for the
                     Three Months Ended June 30, 2001 and 2000,
                     and the Six Months Ended June 30, 2001 and 2000            7

                  Notes to Consolidated Financial Statements               8 - 13

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                     13 - 28

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                             28 - 29

                           PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                            29

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             29

ITEM 1.           FINANCIAL STATEMENTS

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                             (dollars in thousands)

                                                     June 30, 2001  December 31, 2000
                                                     -------------  -----------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $  9,342        $  5,026
   Accounts receivable, net                               16,332          11,422
   Current portion of program rights                       6,582           6,873
   Other current assets                                      863             358
                                                        --------        --------
         Total current assets                             33,119          23,679
                                                        --------        --------
PROPERTY AND EQUIPMENT, net                               56,497          61,835
                                                        --------        --------
INTANGIBLE ASSETS, net
   FCC licenses                                           92,769          77,828
   Network affiliation agreements                        118,896         163,415
   Other                                                   2,516           2,652
                                                        --------        --------
         Net intangible assets                           214,181         243,895
                                                        --------        --------
OTHER ASSETS
   Deferred financing and acquisition costs, net           7,731           7,582
   Program rights, net of current portion                 11,851           6,066
   Restricted cash                                         3,088           5,000
   Note receivable                                         2,500              --
   Other                                                      80             700
                                                        --------        --------
         Total other assets                               25,250          19,348
                                                        --------        --------
         Total assets                                   $329,047        $348,757
                                                        ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Balance Sheets (continued)
                  (dollars in thousands, except for share data)

                                                                  June 30, 2001    December 31, 2000
                                                                  -------------    -----------------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $    3,796        $    2,961
   Accrued expenses                                                      5,683             6,161
   Current income tax payable                                            2,368                --
   Current portion of long-term debt                                        --             8,000
   Current portion of program rights payable                             7,571             7,037
                                                                    ----------        ----------
         Total current liabilities                                      19,418            24,159
                                                                    ----------        ----------

LONG-TERM DEBT                                                         124,150           187,250

DEFERRED INCOME TAXES                                                    1,472             4,421

PROGRAM RIGHTS PAYABLE, net of current portion                          18,017             6,206

REDEEMABLE PREFERRED STOCK
   Series A                                                             53,559            49,870
   Series B                                                             30,185            28,092

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                                    --                --
   Additional paid-in capital                                          112,212           112,212
   Accumulated other comprehensive income                                  218                --
   Accumulated deficit                                                 (30,184)          (63,453)
                                                                    ----------        ----------
         Net stockholder's equity                                       82,246            48,759
                                                                    ----------        ----------
         Total liabilities and stockholder's equity                 $  329,047        $  348,757
                                                                    ==========        ==========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                  (dollars in thousands, except for share data)

                                                         Three Months                 Six Months
                                                        Ended June 30,              Ended June 30,
                                                      2001          2000          2001          2000
                                                    --------      --------      --------      --------

NET BROADCASTING REVENUES
   Spot revenues, net of agency and
         national representative commissions        $ 14,062      $ 18,094      $ 25,091      $ 33,576
   Network compensation                                  643         1,214         1,188         2,413
   Income from joint operating agreements              1,392         1,300         1,995         1,916
   Income from time brokerage agreements                  --            --            97            --
   Revenues realized from barter transactions            604           751           997         1,463
   Other                                                 297           389           799           933
                                                    --------      --------      --------      --------
         Total net broadcasting revenues              16,998        21,748        30,167        40,301
                                                    --------      --------      --------      --------
BROADCASTING EXPENSES:
  Station operating                                    4,950         5,746         9,276        11,818
  Selling, general and administrative                  4,244         5,085         8,273        10,238
  Expenses realized from barter transactions             524           783           951         1,424
  Depreciation of property and equipment               3,098         3,453         6,139         6,889
  Amortization of intangibles and other assets         5,047         5,570         9,451        11,121
  Corporate expenses                                     816           914         1,705         1,716
                                                    --------      --------      --------      --------
         Total broadcasting expenses                  18,679        21,551        35,795        43,206
                                                    --------      --------      --------      --------
BROADCASTING (LOSS) INCOME                            (1,681)          197        (5,628)       (2,905)

OTHER (EXPENSE) INCOME:
   Interest expense                                   (3,327)       (4,867)       (7,216)       (9,674)
   (Loss) gain on sale of stations, net               (9,519)           --        68,518            --
   Expenses incurred in cancelled acquisition
      of Sinclair Stations                                --            --            --          (875)
   Loss on disposal of property and equipment           (692)         (510)         (685)         (581)
   Interest income and other, net                        157             5           845            29
                                                    --------      --------      --------      --------
(LOSS) INCOME BEFORE INCOME TAX
   (PROVISION) BENEFIT                               (15,062)       (5,175)       55,834       (14,006)

INCOME TAX BENEFIT (PROVISION)                         5,700         1,200       (16,783)        4,000
                                                    --------      --------      --------      --------
NET (LOSS) INCOME                                     (9,362)       (3,975)       39,051       (10,006)

REDEEMABLE PREFERRED STOCK
   DIVIDENDS AND ACCRETION:
      SERIES A                                        (1,876)       (1,640)       (3,689)       (3,225)
      SERIES B                                        (1,064)         (930)       (2,093)       (1,830)
                                                    --------      --------      --------      --------
         Total dividends and accretion                (2,940)       (2,570)       (5,782)       (5,055)
                                                    --------      --------      --------      --------
NET (LOSS) INCOME APPLICABLE TO
     COMMON SHAREHOLDER                             $(12,302)     $ (6,545)     $ 33,269      $(15,061)
                                                    ========      ========      ========      ========
BASIC AND DILUTED NET (LOSS) INCOME
     PER COMMON SHARE                               $(12,302)     $ (6,545)     $ 33,269      $(15,061)
                                                    ========      ========      ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                1,000         1,000         1,000         1,000
                                                    ========      ========      ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                     For the Six Months Ended June 30, 2001
                             (dollars in thousands)

                                                                          Accumulated
                                                                            Other
                                                Common     Additional    Comprehensive  Accumulated    Stockholder's
                                                Stock    Paid-In Capital    Income       Deficit          Equity
                                                ------   --------------- -------------  -----------    -------------

Balance, December 31, 2000                      $ --        $112,212        $  --        $(63,453)       $ 48,759

Comprehensive income:

Net income applicable to
   common shareholder                             --              --           --          33,269          33,269

Other comprehensive income:

   Cumulative effect of change in
   accounting principle for derivative
   transition adjustment for
   periods prior to 2001, net of
   income taxes of $148                           --              --          240              --             240

   Amortization of derivative transition
   adjustment, net                                --              --          (22)             --             (22)
                                                ----        --------        -----        --------        --------
Comprehensive income                              --              --          218          33,269          33,487
                                                ----        --------        -----        --------        --------
Balance, June 30, 2001                          $ --        $112,212        $ 218        $(30,184)       $ 82,246
                                                ====        ========        =====        ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                       Three Months                 Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                    2001          2000          2001           2000
                                                                  --------      --------      ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                 $ (9,362)     $ (3,975)     $  39,051      $(10,006)
Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
   Depreciation of property and equipment                            3,098         3,453          6,139         6,889
   Amortization of debt issuance costs                                 120           120            240           240
   Amortization of intangibles and other assets                      5,047         5,570          9,451        11,121
   Amortization of program rights                                    1,168         1,424          2,107         2,930
   Payments on program rights                                       (1,335)       (1,601)        (2,229)       (3,102)
   Deferred tax (benefit) provision                                 (5,700)       (1,200)        13,981        (4,000)
   Loss on disposal of property and equipment                          692           510            685           581
   Proceeds on surrender of insurance policy                            --            --             --           107
   Loss (gain) on sale of stations, net                              9,519            --        (68,518)           --
Change in operating assets and liabilities
   net of effects from acquired and disposed stations:
   Accounts receivable                                              (2,162)       (2,107)            (8)         (498)
   Other current assets                                               (595)         (466)          (549)           98
   Accounts payable and accrued expenses                             3,311         3,683          2,114        (1,151)
                                                                  --------      --------      ---------      --------
         Net cash provided by operating activities                   3,801         5,411          2,464         3,209
                                                                  --------      --------      ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WPRI                                                 (6,139)           --        (52,054)           --
Net proceeds from sale of stations                                   2,456            --        127,086            --
Release of WPRI purchase deposit                                        --            --          5,000            --
Transfer from (to) restricted cash                                   7,191            --         (3,088)           --
Investment in note receivable                                       (2,500)           --         (2,500)           --
Capital expenditures                                                (2,057)       (1,964)        (2,398)       (2,881)
Other                                                                  (82)           14            906           126
                                                                  --------      --------      ---------      --------
         Net cash (used in) provided by investing activities        (1,131)       (1,950)        72,952        (2,755)
                                                                  --------      --------      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under senior credit agreement                   --            --             --         2,000
Repayment of senior credit agreement                                (1,350)       (1,250)       (71,100)       (2,500)
                                                                  --------      --------      ---------      --------
         Net cash used in financing activities                      (1,350)       (1,250)       (71,100)         (500)
                                                                  --------      --------      ---------      --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                            1,320         2,211          4,316           (46)

CASH AND CASH EQUIVALENTS,
     BEGINNING BALANCE                                               8,022         1,652          5,026         3,909
                                                                  --------      --------      ---------      --------
CASH AND CASH EQUIVALENTS,
     ENDING BALANCE                                               $  9,342      $  3,863      $   9,342      $  3,863
                                                                  ========      ========      =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
    Preferred dividends and accretion                             $  2,940      $  2,570      $   5,782      $  5,055
    New program contracts                                         $    162      $    965      $   2,546      $  1,547
Cash paid for interest                                            $    609      $  1,967      $   7,401      $  9,456

     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2001
          (dollars in thousands, except for share data and percentages)

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

         Prior to June 1, 2001 the Company had a Joint Marketing and Programming Agreement ("JMPA") with a subsidiary of Clear Channel Communications ("CCC") under which CCC programmed certain airtime, including news programming for WNAC and managed the sale of commercial airtime on WNAC and WPRI, the Fox and the CBS affiliate, respectively, in Providence, Rhode Island, for a period that would have ended July 1, 2006. The Company and CCC each received 50% of the broadcast cash flow generated by the two stations subject to certain adjustments in accordance with the JMPA. After the non-license closing on WPRI (see footnote 5) on March 1, 2001, and through May 31, 2001 the Company received 89% of the broadcast cash flow of both stations. Effective June 5, 2001, upon the final WPRI closing, the Company took CCC's position in the JMPA, and sold certain assets of WNAC to LIN Television Corporation ("LIN"). For periods subsequent to June 1, 2001, the Company will record 100% of the gross revenues and expenses of both stations and the expected payment to LIN (approximately $184 per year) in the consolidated financial statements through July 1, 2006.

2. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS.

         On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company has elected to treat its interest rate swap agreements related to its senior loan agreement as derivative instruments and recorded a cumulative change in accounting principle for the Company's derivative position as of the date the Company adopted SFAS 133 of $240, which is net of $148 in income taxes. Please see footnote 3 for details on the asset swap agreements.

         On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"),
"Business Combinations," and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The
Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

3. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                     June 30, 2001  December 31, 2000
                                                     -------------  -----------------

         Senior Subordinated Notes                     $ 100,000        $ 100,000
         Senior Credit Agreement
                  Term Loan                               24,150           93,500
                  Revolving Credit Facility                   --            1,750
                                                       ---------        ---------
         Total long-term debt                            124,150          195,250
         Less: current portion                                --           (8,000)
                                                       ---------        ---------
         Long-term debt, net of current portion        $ 124,150        $ 187,250
                                                       =========        =========

         The following table shows interest expense for the periods indicated:

                                              Three Months Ended June 30,   Six Months Ended June 30,
                                              ---------------------------   -------------------------
                                                   2001        2000             2001        2000
                                                  ------      ------           ------      ------

         Senior Subordinated Notes                $2,781      $2,781           $5,500      $5,500
         Senior Credit Agreement                     426       1,966            1,476       3,934
         Amortization of Debt Issuance Costs         120         120              240         240
                                                  ------      ------           ------      ------
         Total                                    $3,327      $4,867           $7,216      $9,674
                                                  ======      ======           ======      ======

         In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes ("Senior Subordinated Notes"), which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement which provides a $100,000 term loan facility and a $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company. From the proceeds on the sale of WJAC and WTOV, the Company made payments of $69,350 on the term loan, permanently reducing the availability under that portion of the agreement. The next scheduled payment is due December 31, 2003.

         At December 31, 2000 the Company had interest swap agreements reducing the impact of changing interest rates on $95,000 of its variable rate borrowings under the Senior Credit Agreement. Upon the sale of WJAC and WTOV on January 5, 2001, the Company cancelled the agreements on $95,000 and entered into a new interest rate swap on $25,000 of its variable rate borrowing under the Senior Credit Agreement for eighteen months. On June 29, 2001, the Company cancelled its new interest rate swap by making a payment of $163, which was charged to interest expense.

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

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens; (iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates, transactions outside the ordinary course of business, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At June 30, 2001, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

4. REDEEMABLE PREFERRED STOCK:

         Series A

         In March 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash following that date. The Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At June 30, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

         Series B

         On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at 14% rate per annum. The Company's Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At June 30, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series B.

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

5. ACQUISITIONS AND DISPOSITION

2001 Transactions

Sale of WJAC and WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Broadcasting, Inc. ("Cox") to sell to Cox all of the capital stock of WJAC, Incorporated for $70,000. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, Smith Acquisition Company ("SAC") and Smith Acquisition License Company ("SALC"), subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58,000. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programmed most of the available time on WJAC and WTOV and retained the revenues from such sales of advertising time. Cox paid the Company a $750 monthly fee under the two TBAs and reimbursed the Company for out of pocket costs. On December 22, 2000, the Company and Cox amended their agreement for the sale of WJAC to provide for the sale of the FCC licenses for WJAC directly from STC License Company, the subsidiary of the Company which held such licenses, to Cox. Prior to the closing of the sale of WJAC and WTOV, the Company incurred direct incremental costs associated with the disposition of these stations during 2000 in the amount of $823 and such costs were expensed in 2000. The sale of WJAC, Incorporated and WTOV closed on January 5, 2001. Preliminary net proceeds, after additional expenses from the transaction, were approximately $124,630. $68,000 was used to permanently retire a portion of the Company's senior term loan agreement, $53,630 was transferred to a collateral account with the Company's senior lender pending the purchase of WPRI and $3,000 was transferred to an indemnity escrow account. The Company may incur additional expenses related to this transaction during the remainder of this year or as a result of claims under the indemnity escrow account.

Purchase of WPRI/Sale of WNAC

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with CCC to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island and New Bedford, Massachusetts, market for a purchase price of $50,000. Closing of this transaction was subject to review and approval by the FCC and subject to the transfer of the WNAC FCC license to an unrelated party. On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with LIN to sell LIN certain assets of WNAC, including the FCC license and an interest in the revised JMPA for $2,500. Approval and consummation of that sale was a necessary precondition of the Company being able to acquire WPRI.

         On March 1, 2001, the Company and CCC consummated the purchase and sale of certain assets of WPRI. At this initial closing, the Company paid $44,500 (including the release of a $5,000 escrow deposit) to CCC and acquired all of the real estate and tangible personal property related to

WPRI. Effective March 1, 2001, the shares of operating results under the JMPA were adjusted to 89% for the Company and 11% for CCC. A $39,500 payment to CCC was made by a transfer of funds from the collateral account with the Company's senior lender. The $5,000 previously placed in an escrow account pursuant to the WPRI contract was disbursed to CCC. On June 5, 2001, the Company paid $5,500 to CCC and acquired the remaining assets of WPRI, including the FCC license, working capital and operating contracts. The payment was made by a transfer of funds from the collateral account with the Company's senior lender. The Company loaned LIN $2,500 and completed the sale of the WNAC assets and FCC license to LIN for $2,500.

2000 Transactions

         During the first six months of 2000, the Company did not acquire or dispose of any material assets.

6.  SEGMENT INFORMATION

         The Company has defined 7 reportable segments (9 in 2000), two license corporations and a corporate office in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are television stations in designated market areas ("DMA") as defined by A. C. Nielsen Company.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Company's December 31, 2000 Annual Report on Form 10-K). The Company evaluates segment performance on broadcasting income before interest income, interest expenses, income taxes, nonrecurring gains and losses, and extraordinary items.

         The Company has no significant intersegment revenues or transfers other than that interest is allocated to certain subsidiaries of the Company. All segments have local distinct management separate from senior corporate management. Each management team is evaluated based upon the results of operations of their station.

         The following table sets forth the aggregate information by segment groups and reconciles segment information to consolidated financial statements.

                                          Net Revenues             Net Income (Loss)
                                   -------------------------   -------------------------
                                   Three Months   Six Months   Three Months   Six Months
                                      Ended         Ended          Ended         Ended
Segment Groups          Period       June 30       June 30       June 30       June 30
--------------          ------     ------------   ----------   ------------   ----------

49 - 75 DMA             2001         $ 12,185      $ 20,408      $ (4,101)     $ (9,063)
                        2000         $ 11,681      $ 21,458      $ (1,406)     $ (4,674)

76 - DMA and above      2001(B)         4,813         9,759        (1,379)         (938)
                        2000(A)        10,067        18,843        (2,997)       (7,103)

License Companies       2001(B)            --            --        (6,376)       56,473
                        2000               --            --         2,969         5,939

Corporate               2001               --            --         2,494        (7,421)
                        2000               --            --        (2,541)       (4,168)
                                     --------      --------      --------      --------
Company Totals          2001         $ 16,998      $ 30,167      $ (9,362)     $ 39,051
                        2000         $ 21,748      $ 40,301      $ (3,975)     $(10,006)
                                     ========      ========      ========      ========

(A) Includes WJAC and WTOV for six months in 2000 with no comparable amount in 2001.

(B)      Includes gain on sale of stations.

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

         In the discussion comparing the three and six months ended June 30, 2001 and 2000, WEYI, WDTN, WUPW, KRBC, KACB, KVLY, KFYR and its three satellite stations will be referred to as Core Stations, WTOV and WJAC will be referred to as the Cox Stations, and WNAC and its interest in the broadcast cash flow of WPRI and WNAC, and the combined operation of WPRI and WNAC for June 2001, will be referred to as the Providence Market.

HISTORICAL PERFORMANCE

All dollars presented in table form are shown in thousands.

BROADCAST CASH FLOW AND EBITDA:

The following table sets forth a computation of Broadcast Cash Flow and EBITDA for the periods indicated.

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                               2001          2000          2001          2000
                                                             --------      --------      --------      --------

         Broadcasting (Loss) Income                          $ (1,681)     $    197      $ (5,628)     $ (2,905)
         Add:  Amortization of program rights                   1,168         1,424         2,107         2,930
               Depreciation of property and equipment           3,098         3,453         6,139         6,889
               Amortization of intangibles                      5,047         5,570         9,451        11,121
               Corporate expenses                                 816           914         1,705         1,716
         Less: Payments for program rights                     (1,335)       (1,601)       (2,229)       (3,102)
                                                             --------      --------      --------      --------
               Broadcast Cash Flow                              7,113         9,957        11,545        16,649
         Less: Corporate expenses                                (816)         (914)       (1,705)       (1,716)
                                                             --------      --------      --------      --------
               EBITDA                                        $  6,297      $  9,043      $  9,840      $ 14,933
                                                             ========      ========      ========      ========
         Broadcast Cash Flow Margin                              41.8%         45.8%         38.3%         41.3%
                                                             ========      ========      ========      ========
         EBITDA Margin                                           37.0%         41.6%         32.6%         37.1%
                                                             ========      ========      ========      ========

         The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as measures of performance for broadcast companies and are used by bondholders to measure a company's ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as indicators or alternatives to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

NET BROADCASTING REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total broadcasting revenues.

                                                    Three Months Ended                             Six Months Ended
                                                         June 30,                                      June 30,
                                                2001                   2000                   2001                   2000
                                         ------------------     ------------------     ------------------     ------------------
                                            $           %          $           %          $           %          $           %
                                         --------     -----     --------     -----     --------     -----     --------     -----

Net broadcasting revenues:
   Spot revenue
       Local                             $ 10,300      60.6%    $ 12,867      59.2%    $ 18,749      62.2%    $ 23,845      59.1%
       National                             6,202      36.5%       7,828      36.0%      10,591      35.1%      14,585      36.2%
                                         --------     -----     --------     -----     --------     -----     --------     -----
         Total local and national          16,502      97.1%      20,695      95.2%      29,340      97.3%      38,430      95.3%
       Political                               72        .4%         607       2.8%         133        .4%       1,110       2.8%
                                         --------     -----     --------     -----     --------     -----     --------     -----
         Gross spot revenue                16,574      97.5%      21,302      98.0%      29,473      97.7%      39,540      98.1%
       Less agency and national
          representative commissions       (2,512)    (14.8)%     (3,208)    (14.8)%     (4,382)    (14.5)%     (5,964)    (14.8)%
                                         --------     -----     --------     -----     --------     -----     --------     -----
         Net spot revenue                  14,062      82.7%      18,094      83.2%      25,091      83.2%      33,576      83.3%
   Network compensation                       643       3.8%       1,214       5.6%       1,188       3.9%       2,413       6.0%
   Income from joint operating
      agreements(1)                         1,392       8.2%       1,300       6.0%       1,995       6.6%       1,916       4.8%
   Income from time brokerage
      agreements(2)                            --        --           --        --           97        .3%          --        --
   Revenue realized from barter
      transactions                            604       3.6%         751       3.4%         997       3.3%       1,463       3.6%

   Other                                      297       1.7%         389       1.8%         799       2.7%         933       2.3%
                                         --------     -----     --------     -----     --------     -----     --------     -----
Total net broadcasting revenue           $ 16,998     100.0%    $ 21,748     100.0%    $ 30,167     100.0%    $ 40,301     100.0%
                                         ========     =====     ========     =====     ========     =====     ========     =====

(1) Represents the Company's share of the broadcast cash flow of WNAC and WPRI through May 31, 2001.

(2)      Represents income from Time Brokerage Agreements with Cox.

RESULTS OF BROADCASTING OPERATIONS.

         Set forth below is a summary of the broadcasting operations of the Company for the periods indicated and their percentages of net broadcasting revenues.

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                    2001               2000               2001               2000
                                             ------------------ ------------------ -----------------  ------------------
                                                $        % of      $       % of       $       % of       $       % of
                                                       Revenues           Revenues          Revenues            Revenues
                                             --------  -------- --------  -------- -------- --------  --------  --------

Net broadcasting revenues:                   $ 16,998   100.0%  $ 21,748   100.0%  $ 30,167   100.0%  $ 40,301   100.0%

Broadcasting expenses:
     Station operating                          4,950    29.1%     5,746    26.4%     9,276    30.7%    11,818    29.3%
     Selling, general & administrative          4,244    25.0%     5,085    23.4%     8,273    27.5%    10,238    25.4%
                                             --------   -----   --------   -----   --------   -----   --------   -----
         Total operating, selling, general
              and administrative                9,194    54.1%    10,831    49.8%    17,549    58.2%    22,056    54.7%
     Realized from barter transactions            524     3.1%       783     3.6%       951     3.2%     1,424     3.5%
     Depreciation                               3,098    18.2%     3,453    15.9%     6,139    20.4%     6,889    17.1%
     Amortization                               5,047    29.7%     5,570    25.6%     9,451    31.3%    11,121    27.6%
     Corporate expenses                           816     4.8%       914     4.2%     1,705     5.6%     1,716     4.3%
                                             --------   -----   --------   -----   --------   -----   --------   -----
         Total broadcasting expenses           18,679   109.9%    21,551    99.1%    35,795   118.7%    43,206   107.2%
                                             --------   -----   --------   -----   --------   -----   --------   -----
         Broadcasting (loss) income          $ (1,681)   (9.9)% $    197      .9%  $ (5,628)  (18.7)% $ (2,905)   (7.2)%
                                             ========   =====   ========   =====   ========   =====   ========   =====

SUMMARY INFORMATION

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

         The following table details how the different groupings affected the change in broadcasting (loss) income between the three months ended June 30, 2001 and June 30, 2000.

                                                      Core          Cox        Providence
                                                    Stations      Stations       Market        Total
                                                    --------      --------     ----------     --------

Net broadcasting revenues                           $ (1,712)     $ (4,937)     $  1,899      $ (4,750)
Broadcasting expenses:
   Station operating                                    (232)       (1,331)          767          (796)
   Selling, general and administrative                  (291)       (1,069)          519          (841)
   Expenses realized from barter transactions           (139)         (249)          129          (259)
   Depreciation                                           56          (617)          206          (355)
   Amortization                                           (7)       (1,355)          839          (523)
   Corporate expenses                                    (98)           --            --           (98)
                                                    --------      --------      --------      --------
Broadcasting (loss) income                          $ (1,001)     $   (316)     $   (561)     $ (1,878)
                                                    ========      ========      ========      ========

Core Stations

         Local and national spot revenues at the Company's mid-west stations in Dayton and Toledo, Ohio and Flint, Michigan, were down $0.7 million and $0.7 million, respectively, in the three months ended June 30, 2001 when compared to the comparable three-month period ended June 30, 2000 (the prior period), due to weakening economies. Gross local and national spot revenues at the smaller market stations were down $0.1 million for the three months ended June 30, 2001 when compared to the prior period. Gross political revenues were down $0.3 million for the three months ended June 30, 2001 when compared to the prior comparable period. Network revenues decreased related to the WDTN renegotiated contract with ABC and amounted to approximately $0.2 million. Station operating expenses decreased approximately $0.2 million from reduced program rights amortization during the three months ended June 30, 2001 when compared to the prior period.

SUMMARY INFORMATION

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

         The following table details how the different groupings affected the change in broadcasting (loss) income between the six months ended June 30, 2001 and June 30, 2000.

                                                      Core          Cox        Providence
                                                    Stations      Stations       Market        Total
                                                    --------      --------     ----------     --------

Net broadcasting revenues                           $ (3,377)     $ (8,843)     $  2,086      $(10,134)
Broadcasting expenses:
   Station operating                                    (572)       (2,737)          767        (2,542)
   Selling, general and administrative                  (372)       (2,118)          525        (1,965)
   Expenses realized from barter transactions           (158)         (444)          129          (473)
   Depreciation                                          123        (1,237)          364          (750)
   Amortization                                            1        (2,708)        1,037        (1,670)
   Corporate expenses                                    (11)           --            --           (11)
                                                    --------      --------      --------      --------
Broadcasting (loss) income                          $ (2,388)     $    401      $   (736)     $ (2,723)
                                                    ========      ========      ========      ========

Core Stations

         Gross local and national spot revenues at the Company's mid-west stations in Dayton and Toledo, Ohio and Flint, Michigan, were down $1.3 million and $1.5 million, respectively, for the six months ended June 30, 2001 when compared to the comparable six-month period ended June 30, 2000 (the six-month prior period), due to weakening economies. Gross local and national spot revenues at the small market stations were unchanged for the six months ended June 30, 2001 when compared to the six-month prior period. Network revenues decreased related to the WDTN renegotiated contract with ABC and amounted to approximately $0.4 million. Gross political revenues were down $0.7 million for the six months ended June 30, 2001 when compared to the six-month prior period. Station operating expenses decreased approximately $0.5 million from reduced program rights amortization during the six months ended June 30, 2001 when compared to the six-month prior period.

OTHER ITEMS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIMILAR PERIOD IN 2000.

Interest Expense

         Interest expense decreased by $1.6 million to $3.3 million for the three months ended June 30, 2001, from $4.9 million for the three months ended June 30, 2000 and decreased by $2.5 million to $7.2 million for the six months ended June 30, 2001, from $9.7 million for the six months ended June 30, 2000. The decrease was due to lower outstanding balances on the Senior Credit Agreement during the comparative periods.

(Loss) Gain on Sale of Stations, net

         The Company recorded an approximate loss on the sale of certain WNAC assets of $9.6 million during the three months ended June 30, 2001. For the six month period ended June 30, 2001, the Company recorded a net gain of $68.5 million from the sale of stations. This net gain consisted of approximately $78.1 million on the sale of the stock of WJAC, Incorporated and the assets of WTOV to Cox Broadcasting Inc. ("Cox") on January 5, 2001 offset by the $9.6 million loss on the sale of WNAC assets. There was no comparable amount for the three and six months ended June 30, 2000.

Expenses Incurred in Cancelled Acquisition of Sinclair Stations

         During the first quarter of 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the DOJ on a timely basis.

Loss on Disposal of Property and Equipment

         Almost all of this amount for the three months ended June 30, 2001 relates to a loss on the replacement of the analog transmitter at WNAC.

Interest Income and Other, net

         Interest income and other, net increased by $0.2 million to $0.2 million for the three months ended June 30, 2001 from $0.0 million for the three months ended June 30, 2000 and increased by $0.9 million to $0.9 million for the six months ended June 30, 2001 from $0.0 million for the six months ended June 30, 2000, due primarily to interest on the escrowed amounts from the Cox sale proceeds used to purchase WPRI.

Income Tax Benefit (Provision)

         Income tax benefit increased by $4.5 million to $5.7 million for the three months ended June 30, 2001 from $1.2 million tax benefit for the three months ended June 30, 2000 due primarily to changes in deferred tax assets associated with net operating loss carryforwards. Income tax provision increased by $20.8 million to $16.8 million tax provision for the six months ended June 30 2001 from $4.0 million tax benefit for the six months ended June 30, 2000 due primarily to a provision for gain on the sale of WJAC and WTOV.

Dividends

         Redeemable preferred stock dividends and accretion increased by $0.3 million to $2.9 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000 and increased $0.8 million to $5.8 million for the six months ended June 30, 2001 from $5.0 million for the six months ended June 30, 2000. The increases are a result of the higher outstanding balances on the Series A and Series B Preferred Stock.

Net (Loss) Income Applicable to Common Shareholder

         Net loss increased by $5.8 million to $12.3 million for the three months ended June 30, 2001 from a net loss of $6.5 million for the three months ended June 30, 2000 and decreased $48.4 million to $33.3 million net income for the six months ended June 30, 2001 from $15.1 million net loss for the six months ended June 30, 2000 for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had $9.3 million in cash balances and net working capital of $13.7 million. In addition, the Company had $3.1 million cash in an indemnity escrow account related to the Cox Sale. The Company's primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows provided by operating activities decreased by $0.7 million to $2.5 million for the six months ended June 30, 2001 from cash provided by operations of $3.2 million for the six months ended June 30, 2000. The Company made interest and film payments of $7.4 million and $2.2 million, respectively, during the six months ended June 30, 2001 compared to payments of $9.4 million and $3.1 million for the six months ended June 30, 2000. The Company recorded a gain on the sale of stations of $68.5 million for the six months ended June 30, 2001 with no comparable amount for prior comparable periods.

         Net cash flows provided by investing activities increased by $75.8 million to $73.0 million for the six months ended June 30, 2001 from $2.8 million used in investing activities for the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company generated net proceeds from the sale of television stations of approximately $127.1 million and used cash flows of $50.0 million and $2.1 million for the purchase of WPRI and the working capital adjustment of WPRI, respectively. Capital expenditures were $2.4 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively.

         Net cash flows used in financing activities increased by $70.6 million to $71.1 million for the six months ended June 30, 2001 from $0.5 million used in financing activities for the six months ended June 30, 2000. From the proceeds of the Cox sale, the Company made payments of $69.4 million permanently reducing the Senior Credit Agreement.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the 11% Senior Subordinated Notes ("Senior Subordinated Notes"), working capital needs, the funding of capital expenditures including digital television and potential acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinated Notes and intends to do so in order to fund future acquisitions as part of its business strategy. The Company has historically funded acquisitions through a combination of borrowings and receipt of additional capital contributions from Sunrise.

         In 1997, the Company completed a private placement of $100.0 million principal amount of its Senior Subordinated Notes, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million Term Loan Facility and $65.0 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. Due to the $69.4 million in payments from the Cox sale proceeds, the next scheduled payment is due in December 2003. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At June 30, 2001, the Company had outstanding $24.1 million on the term loan facility and nothing was outstanding under the revolving loan facility.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. Any loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement and the Senior Subordinated Notes contain certain financial operating maintenance covenants including a maximum consolidation leverage ratio (currently 6.7:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.75:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At June 30, 2001, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

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

RISK FACTORS

         Based on the current level of operations and anticipated future internally generated growth, additional borrowings under the Senior Credit Agreements and additional equity contributions from Sunrise, if any, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures, interest payments, and have funds available for additional acquisitions. The Company's future operating performance and ability to service or refinance the Senior Credit Agreement and Senior Subordinated Notes will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and significant equity capital, and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

         As outlined on pages 33 through 36 of the Company's Annual 10-K Report for the year ended December 31, 2000, the Company is subject to risk factors which could influence the future of the Company and the forward looking statements included herein.

CAPITAL EXPENDITURES

         Capital expenditures were $2.4 million and $2.9 million for the six month periods ended June 30, 2001 and 2000, respectively. Maintenance capital expenditures are anticipated to be $4.3 million for the year ended December 31, 2001. The Company anticipates that digital television will require a minimum expenditure of $15.0 million to develop facilities necessary for transmitting a digital signal with initial expenditures beginning in 2001 in the amount of approximately $10.0 million.

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

EMPLOYEES

         As of June 30, 2001, the Company had approximately 555 full-time and 94 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 38 employees. WDTN has a contract with the IBEW that expires July 1, 2003 with respect to 53 employees. KFYR has a contract with IBEW that expires on September 9, 2003 with respect to 9 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

         Effective January 1, 2001, compensation received by WDTN-TV from the ABC Network was reduced by $0.7 million a year pursuant to the affiliation agreement. This reduction was part of an overall negotiation with Clear Channel Communications ("CCC") related to its merger with AM/FM, Inc. ("AMFM") and the sale of WPRI to the Company.

FCC ISSUES

         The following discussion does not describe all of the FCC Ownership Rules or rule changes (collectively, the "FCC Ownership Rules"). Instead, it attempts to summarize those rules that appear to be most relevant to the Company.

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

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to SBP, which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000 , by the sale of one share of Sunrise voting common stock by Sunrise Television Partners, L.P. ("STPLP") to SBP for two hundred dollars and the conversion by STPLP of 891,499 shares of voting common stock of Sunrise to a non voting status. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinate Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to SBP and the sale of these interests by Hicks Muse, Hicks Muse's interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non-voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

SALE OF WJAC AND WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Broadcasting, Inc. ("Cox") to sell to Cox all of the capital stock of WJAC, Incorporated for $70.0 million. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, Smith Acquisition Company ("SAC") and Smith Acquisition License Company ("SALC"), subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58.0 million. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programmed most of the available time on WJAC and WTOV and retained the revenues from such sales of advertising time. Cox paid the Company a $0.8 million monthly fee under the two TBAs and reimbursed the Company for out of pocket costs. On December 22, 2000, the Company and Cox amended their agreement for the sale of WJAC to provide for the sale of the FCC licenses for WJAC directly from STC License Company, the subsidiary of the Company which held such licenses, to Cox. Prior to the closing of the sale of WJAC and WTOV, the Company incurred direct incremental costs associated with the disposition of these stations during 2000 in the amount of $0.8 million and such costs were expensed in 2000. The sale of WJAC, Incorporated and WTOV closed on January 5, 2001. Preliminary net proceeds, after additional expenses from the transaction, were approximately $124.6 million. $68.0 million was used to permanently retire a portion of the Company's senior term loan agreement, $53.6 million was transferred to a collateral account with the Company's senior lender pending the purchase of WPRI and $3.0 million was transferred to an indemnity escrow account. The Company may incur additional expenses related to this transaction during the remainder of this year or as a result of claims under the indemnity escrow account.

PURCHASE OF WPRI/SALE OF WNAC

         On November 3, 2000, the Company entered into an Asset Purchase Agreement with CCC to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island and New Bedford, Massachusetts, market for a purchase price of $50.0 million. Closing of this transaction was subject to review and approval by the FCC and subject to the transfer of the WNAC FCC license to an unrelated party. On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with LIN Television Corporation ("LIN") to sell LIN certain assets of WNAC, including the FCC license and an interest in the revised JMPA for $2.5 million. On February 1, 2001 the Company filed an application with the FCC to sell WNAC to LIN. Approval and consummation of that sale was a necessary precondition of the Company being able to acquire WPRI.

         On March 1, 2001, the Company and CCC consummated the purchase and sale of certain assets of WPRI. At this initial closing, the Company paid $44.5 million (including the release of a $5.0 million escrow deposit) to CCC and acquired all of the real estate and tangible personal property related to WPRI. Effective March 1, 2001, the shares of operating results under the JMPA were adjusted to 89% for the Company and 11% for CCC. The $39.5 million payment to CCC was made by a transfer of funds from the collateral account with the Company's senior lender. The $5.0 million previously placed in an escrow account pursuant to the WPRI contract was disbursed to CCC. On January 5, 2001, the Company paid $5.5 million to CCC and acquired the remaining assets of WPRI including the FCC license, working capital and operating contracts. The payment was made by a transfer of funds from the collateral account with the Company's senior lender. The Company loaned LIN $2.5 million and completed the sale of the WNAC assets and FCC license to LIN for $2.5 million.

PRO FORMA BASIS

         The pro forma financial information presents the results of broadcast operations of the Stations owned and operated by the Company at June 30, 2001, including for all periods showing 100% of WPRI and WNAC gross revenue and expenses less the expected LIN payment and the exclusion of WJAC and WTOV. The following pro forma financial information is not indicative of the actual results that would have been achieved had each Station been owned on January 1, 2000, nor is it indicative of the future results of broadcast operations.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND YEAR ENDED DECEMBER 31, 2000.

PRO FORMA NET BROADCASTING REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total broadcasting revenues.

                                                            Six Months Ended                        Year Ended
                                                                June 30,                           December 31,
                                                     2001                     2000                     2000
                                              -------------------      -------------------      -------------------
                                                 $            %           $            %           $            %
                                              --------      -----      --------      -----      --------      -----

Net broadcasting revenues:
   Spot revenue
       Local                                  $ 23,749       63.6%     $ 25,199       60.5%     $ 49,850       57.4%
       National                                 15,315       41.0%       17,729       42.5%       33,645       38.7%
                                              --------      -----      --------      -----      --------      -----
         Total local and national               39,064      104.6%       42,928      103.0%       83,495       96.1%
       Political                                   133        0.4%          977        2.3%        8,979       10.3%
                                              --------      -----      --------      -----      --------      -----
         Gross spot revenue                     39,197      105.0%       43,905      105.3%       92,474      106.4%
       Less agency and national
          representative commissions            (6,012)     (16.1)%      (6,869)     (16.5)%     (14,573)     (16.8)%
                                              --------      -----      --------      -----      --------      -----
         Net spot revenue                       33,185       88.9%       37,036       88.8%       77,901       89.6%
   Network compensation                          1,665        4.5%        1,983        4.8%        4,038        4.7%
   Revenue realized from barter
     transactions                                1,497        4.0%        1,627        3.9%        3,250        3.7%
   Other                                           968        2.6%        1,022        2.5%        1,716        2.0%
                                              --------      -----      --------      -----      --------      -----
         Total net broadcasting revenues      $ 37,315      100.0%     $ 41,668      100.0%     $ 86,905      100.0%
                                              ========      =====      ========      =====      ========      =====

PRO FORMA RESULTS OF BROADCAST OPERATIONS.

         Set forth below is a summary of the pro forma results of broadcast operations of the Company for the periods indicated and their percentages of net revenue.

                                                               Six Months Ended                        Year Ended
                                                                   June 30,                            December 31,
                                                         2001                     2000                     2000
                                                ---------------------    ---------------------    ---------------------
                                                    $        % of Net       $         % of Net       $         % of Net
                                                             Revenues                 Revenues                 Revenues
                                                --------     --------    --------     --------    --------     --------

Net broadcasting revenues                       $ 37,315      100.0%     $ 41,668      100.0%     $ 86,905      100.0%

Broadcasting expenses:
     Station operating                            13,229       35.5%       14,091       33.8%       27,895       32.1%
     Selling, general and administrative          10,639       28.5%       10,936       26.3%       21,490       24.7%
                                                --------      -----      --------      -----      --------      -----
         Total operating, selling, general
            and administrative                    23,868       64.0%       25,027       60.1%       49,385       56.8%
     Expenses realized from barter
         transactions                              1,451        3.9%        1,580        3.8%        3,113        3.6%
     Depreciation                                  6,307       16.9%        6,185       14.9%       12,524       14.4%
     Amortization                                  9,598       25.7%        9,597       22.9%       19,193       22.1%
     Corporate expenses                            1,705        4.6%        1,716        4.1%        3,927        4.5%
                                                --------      -----      --------      -----      --------      -----
Total broadcasting expenses                       42,929      115.1%       44,105      105.8%       88,142      101.4%
                                                --------      -----      --------      -----      --------      -----
Broadcasting (loss) income                      $ (5,614)     (15.1)%    $ (2,437)      (5.8)%    $ (1,237)      (1.4)%
                                                ========      =====      ========      =====      ========      =====

PRO FORMA BROADCAST CASH FLOW AND EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.

                                                       Six Months Ended        Year Ended
                                                         June 30,           December 31,
                                                    2001          2000          2000
                                                  --------      --------    ------------

Broadcasting (loss) income                        $ (5,614)     $ (2,437)     $ (1,237)
Add:  Amortization of program rights                 3,486         4,432         8,262
      Depreciation of property and equipment         6,307         6,185        12,524
      Amortization of intangibles                    9,598         9,597        19,193
      Corporate overhead                             1,705         1,716         3,927
Less: Payments for program rights                   (3,608)       (4,626)       (8,601)
                                                  --------      --------      --------
Broadcast Cash Flow                                 11,874        14,867        34,068
Less: Corporate expenses                            (1,705)       (1,716)       (3,927)
                                                  --------      --------      --------
EBITDA                                            $ 10,169      $ 13,151      $ 30,141
                                                  ========      ========      ========
Margins:
Broadcast Cash Flow                                   31.8%         35.7%         39.2%
                                                  ========      ========      ========
EBITDA                                                27.3%         31.6%         34.7%
                                                  ========      ========      ========

THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

PRO FORMA NET BROADCASTING REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total broadcasting revenues.

                                                            Three Months Ended
                                                                June 30,
                                                     2001                     2000
                                              -------------------      -------------------
                                                 $            %           $            %
                                              --------      -----      --------      -----

Net broadcasting revenues:
   Spot revenue
       Local                                  $ 12,524       63.3%     $ 13,459       60.3%
       National                                  8,423       42.6%        9,835       44.1%
                                              --------      -----      --------      -----
         Total local and national               20,947      105.9%       23,294      104.4%
       Political                                    72        0.4%          479        2.1%
                                              --------      -----      --------      -----
         Gross spot revenue                     21,019      106.3%       23,773      106.5%
       Less agency and national
          representative commissions            (3,241)     (16.3)%      (3,743)     (16.8)%
                                              --------      -----      --------      -----
         Net spot revenue                       17,778       90.0%       20,030       89.7%
   Network compensation                            830        4.2%          991        4.5%
   Revenue realized from barter
     transactions                                  804        4.1%          836        3.8%
   Other                                           362        1.7%          456        2.0%
                                              --------      -----      --------      -----
         Total net broadcasting revenues      $ 19,774      100.0%     $ 22,313      100.0%
                                              ========      =====      ========      =====


PRO FORMA RESULTS OF BROADCAST OPERATIONS.

         Set forth below is a summary of the pro forma results of broadcast operations of the Company for the periods indicated and their percentages of net revenue.

                                                              Three Months Ended
                                                       June 30,                 June 30,
                                                         2001                     2000
                                                ---------------------    ---------------------
                                                    $            %           $           %
                                                --------     --------    --------     --------

Net broadcasting revenues                       $ 19,774      100.0%     $ 22,313      100.0%

Broadcasting expenses:
     Station operating                             6,493       32.8%        6,949       31.1%
     Selling, general and administrative           5,125       25.9%        5,406       24.2%
                                                --------      -----      --------      -----
         Total operating, selling, general
            and administrative                    11,618       58.7%       12,355       55.3%
     Expenses realized from barter
         transactions                                724        3.7%          834        3.7%
     Depreciation                                  3,157       16.0%        3,102       13.9%
     Amortization                                  4,800       24.3%        4,807       21.5%
     Corporate expenses                              816        4.1%          914        4.1%
                                                --------      -----      --------      -----
Total broadcasting expenses                       21,115      106.8%       22,012       98.5%
                                                --------      -----      --------      -----
Broadcasting (loss) income                      $ (1,341)      (6.8)%    $    301        1.5%
                                                ========      =====      ========      =====


PRO FORMA BROADCAST CASH FLOW AND EBITDA:

         The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.

                                                    Three Months Ended
                                                        June 30,
                                                   2001          2000
                                                 --------      --------

Broadcasting (loss) income                       $ (1,341)     $    301
Add:  Amortization of program rights                1,712         2,187
      Depreciation of property and equipment        3,157         3,102
      Amortization of intangibles                   4,800         4,807
      Corporate overhead                              816           914
Less: Payments for program rights                  (1,880)       (2,376)
                                                 --------      --------
Broadcast Cash Flow                                 7,264         8,935
Less: Corporate expenses                             (816)         (914)
                                                 --------      --------
EBITDA                                           $  6,448      $  8,021
                                                 ========      ========
Margins:
Broadcast Cash Flow                                  36.7%         40.0%
                                                 ========      ========
EBITDA                                               32.6%         35.9%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT AND INTEREST RATE RISKS

Interest Rate Risk

         The Company's policy is to manage interest rate risk by issuing long-term fixed rate debt and converting a portion of its variable rate debt to fixed rates for periods generally between eighteen to thirty six months through the use of interest rate swap agreements. The Company has consistently applied these procedures since it issued its Senior Subordinate Notes in February 1997. The Company does not employ any modeling techniques to help manage its interest rate risk.

         Information pertaining to the Company's debt at June 30, 2001, is shown in the table below (000's omitted).

                                   Fixed Rate         Variable
                  Maturities          Debt            Rate Debt
                  ----------       ----------         --------

                  2001                    --                --
                  2002                    --                --
                  2003                    --          $    909(2)
                  2004                    --             7,636(2)
                  2005                    --             7,636(2)
                  2006                    --             7,969(2)
                  2007              $100,000                --
                                    --------          --------
                  Total             $100,000(1)       $ 24,150
                                    ========          ========

(1)      Interest rate is fixed at 11%

(2)      Interest rate is fixed at 4.635% for the period June 29 to September
         27, 2001.

         On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70.0 million of its variable rate borrowings under the Senior Credit Agreement and the base interest rate was fixed at 5.15% plus the applicable borrowing margin. On December 30, 1999 the Company entered into a swap agreement that fixed the interest rate on $25.0 million of its floating rate borrowings for 18 months at 5% plus the applicable borrowing margin.

         On January 5, 2001, the Company closed the sale of WJAC and WTOV to Cox and used $68.0 million of the proceeds to reduce the term portion of the Senior Credit Agreement. Simultaneous with the sale to Cox, the Company cancelled its $70.0 million and $25.0 million swap agreements and entered into a new swap agreement that fixed the interest rate on $25.0 million of its remaining floating rate borrowings for 18 months at 4.56% plus the applicable borrowing margin. On June 29, 2001, the Company cancelled its new interest rate swap by making a payment of approximately $0.2 million, which was charged to interest expense.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 10-Q

(a)      Exhibits

2.1      Asset Purchase Agreement dated November 3, 2000, among Clear Channel
         Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc. (sellers) and STC Broadcasting, Inc. (buyer) for television station WPRI,
         Providence, Rhode Island(1)

2.2      Asset Purchase Agreement dated January 31, 2001 among Smith Acquisition
         Company, Smith Acquisition License Company, STC Broadcasting, Inc., STC
         License Company and LIN Television Corporation related to the sale of certain assets of WNAC.(2)

2.3      First Amendment to Asset Purchase Agreement dated March 15, 2001 among
         STC Broadcasting, Inc., STC License Company, Smith Acquisition Company,
         Smith Acquisition License Company and LIN Television Corporation related to the sale of certain assets of WNAC.(3)

(1) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. filed for the quarter ended September 30, 2000.

(2) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated February 5, 2001.

(3) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. filed for the quarter ended March 31, 2001.

(b)      Reports on Form 8-K

         On June 8, 2001, the Company filed an 8-K relating to the closing on its acquisition of WPRI-TV, the CBS affiliate in Providence, Rhode Island from Clear Channel Communications, Inc. and its simultaneous sale of certain assets of WNAC-TV, the FOX affiliate in Providence, Rhode Island to LIN Television Corporation.

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

                                             STC Broadcasting, Inc.
                                             ----------------------
                                                   Registrant


Date: August 10, 2001                         By: /s/ David A. Fitz
                                                 ------------------------------
                                                     David A. Fitz
                                                     Senior Vice-President/
                                                     Chief Financial Officer