Form 10-Q
period 2001-09-30
STC BROADCASTING INC
filed 2001-11-08
CIK 1037900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER: 333-29555
                                                ---------

                             STC BROADCASTING, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                               75-2676358
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

   720 2nd AVENUE SOUTH                                  (727) 821-7900
   ST. PETERSBURG, FLORIDA  33701                   (Registrant's telephone
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

Yes [X]              No [ ]

As of November 8, 2001, the registrant had 1000 shares of common stock, par value $.01 outstanding.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                          PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2001 and
            December 31, 2000                                             3 - 4

         Consolidated Statements of Operations for the Three
            Months Ended September 30, 2001 and 2000, and the
            Nine Months Ended September 30, 2001 and 2000                     5

         Consolidated Statement of Stockholder's Equity
            for the Nine Months Ended September 30, 2001                      6

         Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 2001 and 2000, and the
            Nine Months Ended September 30, 2001 and 2000                     7

         Notes to Consolidated Financial Statements                      8 - 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            14 - 30

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                    30 - 31

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   31

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    31

ITEM 1. FINANCIAL STATEMENTS

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                             (dollars in thousands)

                                                     September 30,   December 31,
                                                         2001           2000
                                                     -------------   ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $  6,602       $  5,026
   Accounts receivable, net                              13,959         11,422
   Current portion of program rights                      6,831          6,873
   Other current assets                                     716            358
                                                       --------       --------
         Total current assets                            28,108         23,679
                                                       --------       --------
PROPERTY AND EQUIPMENT, net                              55,822         61,835
                                                       --------       --------
INTANGIBLE ASSETS, net
   FCC licenses                                          91,009         77,828
   Network affiliation agreements                       116,414        163,415
   Other                                                  2,465          2,652
                                                       --------       --------
         Net intangible assets                          209,888        243,895
                                                       --------       --------
OTHER ASSETS
   Deferred financing and acquisition costs, net          7,165          7,582
   Program rights, net of current portion                11,163          6,066
   Restricted cash                                        3,133          5,000
   Note receivable                                        2,500             --
   Other                                                    172            700
                                                       --------       --------
         Total other assets                              24,133         19,348
                                                       --------       --------
         Total assets                                  $317,951       $348,757
                                                       ========       ========




     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                Unaudited Consolidated Balance Sheets (continued)
                  (dollars in thousands, except for share data)


                                                     September 30,   December 31,
                                                         2001           2000
                                                     -------------   ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                    $  4,994       $  2,961
   Accrued expenses                                       2,214          6,161
   Current income tax payable                             2,368             --
   Current portion of long-term debt                         --          8,000
   Current portion of program rights payable              7,786          7,037
                                                       --------       --------
         Total current liabilities                       17,362         24,159
                                                       --------       --------
LONG-TERM DEBT                                          124,150        187,250

DEFERRED INCOME TAXES                                        --          4,421

PROGRAM RIGHTS PAYABLE, net of current portion           17,201          6,206

REDEEMABLE PREFERRED STOCK
   Series A                                              55,500         49,870
   Series B                                              31,285         28,092

STOCKHOLDER'S EQUITY:
   Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding                     --             --
   Additional paid-in capital                           112,212        112,212
   Accumulated other comprehensive income                   207             --
   Accumulated deficit                                  (39,966)       (63,453)
                                                       --------       --------
         Net stockholder's equity                        72,453         48,759
                                                       --------       --------
         Total liabilities and stockholder's equity    $317,951       $348,757
                                                       ========       ========




     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                  (dollars in thousands, except for share data)

                                                      Three Months           Nine Months
                                                  Ended September 30,     Ended September 30,
                                                   2001        2000        2001        2000
                                                 --------    --------    --------    --------
NET BROADCASTING REVENUES:
   Spot revenues, net of agency and
         national representative commissions     $ 14,685    $ 14,453    $ 39,776    $ 48,029
   Network compensation                               845         913       2,033       3,326
   Income from joint operating agreements              --       1,146       1,995       3,062
   Income from time brokerage agreements               --       1,427          97       1,427
   Revenues realized from barter transactions         847         597       1,844       2,060
   Other                                              299         264       1,098       1,197
                                                 --------    --------    --------    --------
         Total net broadcasting revenues           16,676      18,800      46,843      59,101
                                                 --------    --------    --------    --------
EXPENSES:
  Station operating                                 6,701       5,002      15,977      16,820
  Selling, general and administrative               4,937       4,417      13,210      14,655
  Expenses realized from barter transactions          848         538       1,799       1,962
  Depreciation of property and equipment            3,201       3,533       9,340      10,422
  Amortization of intangibles and other assets      4,806       5,562      14,257      16,683
  Corporate expenses                                  718         859       2,423       2,575
  Interest expense                                  3,292       4,886      10,508      14,560
  Gain on sale of stations, net                        --          --     (68,518)         --
  Expenses incurred in cancelled acquisition
     of Sinclair Stations                              --          --          --         875
  Loss on disposal of property and equipment           55          94         740         675
  Restructure of management contract                  450          --         450          --
  Interest income and other, net                     (119)        (65)       (955)        (94)
                                                 --------    --------    --------    --------
(LOSS) INCOME BEFORE INCOME TAX
    BENEFIT (PROVISION)                            (8,213)     (6,026)     47,612     (20,032)

INCOME TAX BENEFIT (PROVISION)                      1,472       9,100     (15,302)     13,100
                                                 --------    --------    --------    --------
NET (LOSS) INCOME                                  (6,741)      3,074      32,310      (6,932)

REDEEMABLE PREFERRED STOCK
   DIVIDENDS AND ACCRETION:
      SERIES A                                     (1,941)     (1,695)     (5,630)     (4,920)
      SERIES B                                     (1,100)       (962)     (3,193)     (2,792)
                                                 --------    --------    --------    --------
         Total dividends and accretion             (3,041)     (2,657)     (8,823)     (7,712)
                                                 --------    --------    --------    --------
NET (LOSS) INCOME APPLICABLE TO
     COMMON SHAREHOLDER                          $ (9,782)   $    417    $ 23,487    $(14,644)
                                                 ========    ========    ========    ========
BASIC AND DILUTED NET (LOSS) INCOME
     PER COMMON SHARE                            $ (9,782)   $    417    $ 23,487    $(14,644)
                                                 ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                             1,000       1,000       1,000       1,000
                                                 ========    ========    ========    ========



     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholder's Equity
                  For the Nine Months Ended September 30, 2001
                             (dollars in thousands)

                                                                                Accumulated
                                                                                  Other
                                                Common       Additional       Comprehensive     Accumulated   Stockholder's
                                                 Stock     Paid-In Capital        Income           Deficit        Equity
                                         ------------------------------------------------------------------------------------
Balance, December 31, 2000                   $     --       $     112,212          $  --           $(63,453)     $ 48,759

Comprehensive income:
Net income applicable to
   common shareholder                              --                  --             --             23,487        23,487

Other comprehensive income:

   Cumulative effect of change in
   accounting principle for derivative
   transition adjustment for
   periods prior to 2001, net of
   income taxes of $148                            --                  --            240                 --           240

   Amortization of derivative transition
   adjustment, net                                 --                  --            (33)                --           (33)
                                             --------       -------------          -----           --------      --------
Comprehensive income                               --                  --            207             23,487        23,694
                                             --------       -------------          -----           --------      --------
Balance, September 30, 2001                  $     --       $     112,212          $ 207           $(39,966)     $ 72,453
                                             ========       =============          =====           ========      ========

















     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                    Three Months                  Nine Months
                                                                 Ended September 30,          Ended September 30,
                                                                  2001         2000           2001          2000
                                                                 -------      -------      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                $(6,741)     $ 3,074      $  32,310      $ (6,932)
Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
   Depreciation of property and equipment                          3,201        3,533          9,340        10,422
   Amortization of debt issuance costs                               119          119            359           359
   Amortization of intangibles and other assets                    4,806        5,562         14,257        16,683
   Amortization of program rights                                  1,702        1,148          3,809         4,078
   Payments on program rights                                     (1,864)      (1,259)        (4,093)       (4,361)
   Deferred tax (benefit) provision                               (1,472)      (9,100)        12,509       (13,100)
   Loss on disposal of property and equipment                         55           94            740           675
   Proceeds on surrender of insurance policy                          --           --             --           107
   Gain on sale of stations, net                                      --           --        (68,518)
Change in operating assets and liabilities
   net of effects from acquired and disposed stations:
   Accounts receivable                                             2,551        2,906          2,543         2,408
   Other current assets                                              148            4           (401)          102
   Accounts payable and accrued expenses                          (2,557)      (4,337)          (443)       (5,488)
                                                                 -------      -------      ---------      --------
         Net cash (used in) provided by operating activities         (52)       1,744          2,412         4,953
                                                                 -------      -------      ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WPRI                                                   (8)          --        (52,062)           --
Net proceeds from sale of stations                                    --           --        127,086            --
Release of WPRI purchase deposit                                      --           --          5,000            --
Transfer to restricted cash                                          (45)          --         (3,133)           --
Investment in note receivable                                         --                      (2,500)
Capital expenditures                                              (2,594)        (795)        (4,992)       (3,676)
Other                                                                (41)         (70)           865            56
                                                                 -------      -------      ---------      --------
         Net cash (used in) provided by investing activities      (2,688)        (865)        70,264        (3,620)
                                                                 -------      -------      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under senior credit agreement                 --           --             --         2,000
Repayment of senior credit agreement                                  --       (1,250)       (71,100)       (3,750)
                                                                 -------      -------      ---------      --------
         Net cash used in financing activities                        --       (1,250)       (71,100)       (1,750)
                                                                 -------      -------      ---------      --------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                         (2,740)        (371)         1,576          (417)

CASH AND CASH EQUIVALENTS,
     BEGINNING BALANCE                                             9,342        3,863          5,026         3,909
                                                                 -------      -------      ---------      --------
CASH AND CASH EQUIVALENTS,
     ENDING BALANCE                                              $ 6,602      $ 3,492      $   6,602      $  3,492
                                                                 =======      =======      =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items
    Preferred dividends and accretion                            $ 3,041      $ 2,657      $   8,823      $  7,712
    New program contracts                                        $ 1,263      $   530      $   3,809      $  2,077
Cash paid for interest                                           $ 6,042      $ 7,517      $  13,443      $ 16,973


     See accompanying notes to unaudited consolidated financial statements.

                     STC BROADCASTING, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2001
          (dollars in thousands, except for share data and percentages)

1.  PRINCIPLES OF CONSOLIDATION:

         The accompanying financial statements present the consolidated financial statements of STC Broadcasting, Inc. ("STC") and subsidiaries (the "Company"). STC is a wholly owned subsidiary of Sunrise Television Corp. ("Sunrise"). All of the voting common stock of Sunrise, one share, is owned by Smith Broadcasting Partners, L.P. ("SBP"). SBP is a limited partnership owned by senior management of the Company and is controlled by Smith Broadcasting Group, Inc. ("SBG"). SBG is controlled by Robert N. Smith, the Chief Executive Officer and a Director of Sunrise and the Company. All of the non-voting common stock of Sunrise (891,499 shares) is owned by Sunrise Television Partners, L.P. of which the managing general partner is controlled by Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst Incorporated ("Hicks Muse").

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

2. SUMMARY OF RECENT ACCOUNTING PRONOUCEMENTS:

         On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. The Company has elected to treat its interest rate swap agreements related to its senior loan agreement as derivative instruments and recorded a cumulative change in accounting principle for the Company's derivative position as of the date the Company adopted SFAS 133 of $240, which is net of $148 in income taxes. Please see footnote 3 for details on the interest rate swap agreements.

         On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not fully determined the impact of adopting SFAS No. 141 and SFAS No. 142, but anticipates a substantial reduction in amortization expense in 2002.

3.  LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                    September 30,   December 31,
                                                        2001            2000
                                                    -------------   ------------
         Senior Subordinated Notes                    $100,000       $ 100,000
         Senior Credit Agreement
                  Term Loan                             24,150          93,500
                  Revolving Credit Facility                 --           1,750
                                                      --------       ---------
         Total long-term debt                          124,150         195,250
         Less: current portion                              --          (8,000)
                                                      --------       ---------
         Long-term debt, net of current portion       $124,150       $ 187,250
                                                      ========       =========

         The following table shows interest expense for the periods indicated:

                                             Three Months                Nine Months
                                          Ended September 30,        Ended September 30,
                                          -------------------       ---------------------
                                           2001         2000          2001          2000
                                          ------       ------       -------       -------
Senior Subordinated Notes                 $2,750       $2,750       $ 8,250       $ 8,250
Senior Credit Agreement                      423        2,017         1,899         5,951
Amortization of Debt Issuance Costs          119          119           359           359
                                          ------       ------       -------       -------
Total                                     $3,292       $4,886       $10,508       $14,560
                                          ======       ======       =======       =======

         In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes ("Senior Subordinated Notes"), which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement which provides a $100,000 term loan facility and a $65,000 revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 30, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At September 30, 2001, the Company had $63,000 available under the revolving credit facility. The loan under the Senior Credit Agreement bears interest at floating rates based upon the interest rate option selected by the Company. From the proceeds on the sale of WJAC and WTOV, the Company made payments of $69,350 on the term loan, permanently reducing the availability under that portion of the agreement. The next scheduled payment is due December 31, 2003.

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

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its subsidiaries. Loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's subsidiaries. The Senior Credit Agreement contains certain financial and operating maintenance covenants including a maximum consolidated leverage ratio (currently 6.25:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.75:1). The Company is limited in the amount of annual payments that may be made for corporate expenses and capital expenditures.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to: (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates, transactions outside the ordinary course of business, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At September 30, 2001, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes. It is anticipated that the Company may not be in compliance with certain financial covenants under the Senior Credit Agreement at December 31, 2001 due to the declines in operating results during the current year. The Company has commenced discussions with the Senior Credit Agreement lenders relating to the possible adjustment of the financial ratio requirement at December 31, 2001 and for the first three quarters of 2002 to reflect the Company's current revenue and net income projections. At this time, however, there can be no assurance that these discussions will result in an acceptable amendment or waiver to the Senior Credit Agreement.


4.  REDEEMABLE PREFERRED STOCK:

         Series A

         In March 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash beginning with the dividend period ending
May 31, 2002. The Senior Credit Agreement and Senior Subordinated Notes permit the payment of cash dividends on the Redeemable Preferred Stock Series A after February 28, 2002. At September 30, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

         Series B

         On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at 14% rate per annum, which are payable in cash or in additional whole shares of Redeemable Preferred Stock Series B. The Company's Senior Credit Agreement prohibits the payment of cash dividends until May 31, 2002. At September 30, 2001, no cash dividends have been paid in respect of the Redeemable Preferred Stock Series B.

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

         Holders of the Redeemable Preferred Stock Series B have no voting rights, except as otherwise required by law or as expressly provided in the Certificate of Designation for the Redeemable Preferred Stock Series B; however, the holders of the Redeemable Preferred Stock Series B, voting together as a single class, shall have the right to elect the lesser of two directors or 25% of the total number of directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company to pay dividends in cash or in-kind on the Redeemable Preferred Stock Series B for six or more quarterly dividend periods, or the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock Series B, or the breach or violation of one or more of the covenants contained in the Certificate of Designation, or the failure by the Company to repay at final stated maturity, or the acceleration of the final stated maturity of, certain indebtedness of the Company.

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

5.  ACQUISITIONS AND DISPOSITION

2001 Transactions

Sale of WJAC and WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Broadcasting, Inc. ("Cox") to sell to Cox all of the capital stock of WJAC, Incorporated for $70,000. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, Smith Acquisition Company ("SAC") and Smith Acquisition License Company ("SALC"), subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58,000. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programmed most of the available time on WJAC and WTOV and retained the revenues from such sales of advertising time. Cox paid the Company a $750 monthly fee under the two TBAs and reimbursed the Company for out of pocket costs. On December 22, 2000, the Company and Cox amended their agreement for the sale of WJAC to provide for the sale of the FCC licenses for WJAC directly from STC License Company, the subsidiary of the Company which held such licenses, to Cox. Prior to the closing of the sale of WJAC and WTOV, the Company incurred direct incremental costs associated with the disposition of these stations during 2000 in the amount of $823 and such costs were expensed in 2000. The sale of WJAC, Incorporated and WTOV closed on January 5, 2001. Preliminary net proceeds, after additional expenses from the transaction, were approximately $124,630. $69,350 was used to permanently retire a portion of the Company's senior term loan agreement, $52,280 was transferred to a collateral account with the Company's senior lender pending the purchase of WPRI and $3,000 was transferred to an indemnity escrow account. The Company may incur additional expenses related to this transaction during the remainder of this year or as a result of claims under the indemnity escrow account.

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

         On March 1, 2001, the Company and CCC consummated the purchase and sale of certain assets of WPRI. At this initial closing, the Company paid $44,500 (including the release of a $5,000 escrow deposit) to CCC and acquired all of the real estate and tangible personal property related to WPRI. Effective March 1, 2001, the shares of operating results under the JMPA were adjusted to 89% for the Company and 11% for CCC. A $39,500 payment to CCC was made by a transfer of funds from the collateral account with the Company's senior lender. The $5,000 previously placed in an escrow account pursuant to the WPRI contract was disbursed to CCC. On June 5, 2001, the Company paid $5,500 to CCC and acquired the remaining assets of WPRI including the FCC license, working capital and operating contracts. The payment was made by a transfer of funds from the collateral account with the Company's senior lender. The Company loaned LIN $2,500 and completed the sale of the WNAC assets and FCC License to LIN for $2,500. Interest accrues at 7% and is due December 31 of each year. The note is payable in full by June 10, 2006.

2000 Transactions

         On July 6, 2000, the Company entered into an agreement with Cox Communications, Inc. related to WJAC and WTOV as detailed above. The transaction closed on January 5, 2001.

         On November 3, 2000, the Company entered into an agreement with Clear Channel Communications for the purchase of WPRI as outlined above. The transaction closed on June 5, 2001.

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

         The following table sets forth the aggregate information by segment groups and reconciles segment information to consolidated financial statements.

                                             Net Revenues                  Net Income (Loss)
                                     ---------------------------    -------------------------------
                                     Three Months    Nine Months    Three Months      Nine Months
                                        Ended           Ended           Ended            Ended
Segment Groups          Period       September 30,  September 30,   September 30,     September 30,
--------------          ------       -------------  -------------   -------------     -------------
49 - 75  DMA             2001          $12,475         $32,883         $(4,654)         $(13,717)
                         2000           10,827          32,285          (2,275)           (6,949)

76 - DMA and above       2001(B)         4,201          13,960          (1,953)           (2,891)
                         2000(A)         7,973          26,816          (3,058)          (10,161)

License Companies        2001(B)             0               0           2,324            58,797
                         2000                0               0           2,970             8,909

Corporate                2001(C)             0               0          (3,930)          (11,351)
                         2000                0               0           5,437             1,269
                                       -------         -------         -------          --------
Company Totals           2001          $16,676         $46,843         $(8,213)         $ 30,838
                         2000          $18,800         $59,101         $ 3,074          $ (6,932)
                                       -======         =======         =======          ========

(A) Includes WJAC and WTOV for nine months in 2000 with no comparable amount in 2001.
(B) Includes gain on sale of stations.
(C) Includes tax provision due to non allocation to segments.

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

8.  COMMITMENTS

         FCC regulations require the Company to commence digital operations by May 1, 2002, in addition to continuing the Company's analog operation. The digital conversion will require an approximate $16,000 outlay for new equipment. During 2001, the Company signed master agreements with suppliers of antennas, transmission lines and transmitters. Digital expenditures amount to $2,800 for the nine months ended September 30, 2001, with the balance to be paid in the remainder of 2001 and 2002. The Company anticipates that, due to equipment manufacturing delays and the non availability of tower crews during early 2002, it will file with the FCC for an extension of time to complete the digital construction, especially with respect to the stations located in North Dakota and Texas. Although there can be no assurance that the FCC will so act, the Company anticipates that the FCC will grant us such extensions. Although the Company believes it is highly unlikely, there is a remote possibility that the Company could lose the digital FCC license for a station that does not build-out within the time allowed by the FCC. The Company anticipates that digital expenditures will be paid for through available cash on hand, cash generated from operations and borrowings under the Company's revolving credit facility.

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

         In the discussion comparing the three and nine months ended September 30, 2001 and 2000, WEYI, WDTN, WUPW, KRBC, KACB, KVLY, KFYR and its three satellite stations will be referred to as Core Stations, WTOV and WJAC will be referred to as the Cox Stations, and WNAC and its interest in the broadcast cash flow of WPRI and WNAC, and the combined operation of WPRI and WNAC through September 2001, will be referred to as the Providence Market.

HISTORICAL PERFORMANCE

All dollars presented in table form are shown in thousands.

NET BROADCASTING REVENUES.

         Set forth below are the principal types of television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total broadcasting revenues.

                                                   Three Months Ended                         Nine Months Ended
                                                      September 30,                             September 30,
                                               2001                 2000                   2001                 2000
                                         -----------------    ------------------    ------------------    ------------------
                                            $          %         $           %         $           %         $           %
                                         --------    -----    --------     -----    --------     -----    --------     -----
Net broadcasting revenues:
   Spot revenue
       Local                             $ 10,564     63.3%   $  9,770      51.9%   $ 29,313      62.6%   $ 33,615      56.9%
       National                             6,659     39.9%      5,426      28.8%     17,250      36.8%     20,011      33.8%
                                         --------    -----    --------     -----    --------     -----    --------     -----
         Total local and national          17,223    103.2%     15,196      80.7%     46,563      99.4%     53,626      90.7%
       Political                               71      0.4%      1,814       9.7%        204       0.4%      2,924       4.9%
                                         --------    -----    --------     -----    --------     -----    --------     -----
         Gross spot revenue                17,294    103.6%     17,010      90.4%     46,767      99.8%     56,550      95.6%
       Less agency and national
          representative commissions       (2,609)   (15.6%)    (2,557)    (13.5%)    (6,991)    (14.9%)    (8,521)    (14.3%)
                                         --------    -----    --------     -----    --------     -----    --------     -----
         Net spot revenue                  14,685     88.0%     14,453      76.9%     39,776      84.9%     48,029      81.3%
   Network compensation                       845      5.1%        913       4.8%      2,033       4.3%      3,326       5.6%
   Income from joint operating
      agreements(1)                            --       --       1,146       6.1%      1,995       4.3%      3,062       5.2%
   Income from time brokerage
      agreements(2)                            --       --       1,427       7.6%         97       0.2%      1,427       2.4%
   Revenue realized from barter
      transactions                            847      5.1%        597       3.2%      1,844       3.9%      2,060       3.5%
   Other                                      299      1.8%        264       1.4%      1,098       2.4%      1,197       2.0%
                                         --------    -----    --------     -----    --------     -----    --------     -----
Total net broadcasting revenue           $ 16,676    100.0%   $ 18,800     100.0%   $ 46,843     100.0%   $ 59,101     100.0%
                                         ========    =====    ========     =====    ========     =====    ========     =====

(1) Represents the Company's share of the broadcast cash flow of WNAC and WPRI through May 31, 2001.
(2) Represents income from Time Brokerage Agreements with Cox from August 4, 2000 through January 6, 2001.

RESULTS OF BROADCASTING OPERATIONS.

         Set forth below is a summary of the broadcasting operations of the Company for the periods indicated and their percentages of net broadcasting revenues.

                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                            September 30,
                                                     2001                2000                2001                 2000
                                               -----------------  ------------------   ------------------   ------------------
                                                          % of                % of                  % of                 % of
                                                  $     Revenues      $     Revenues       $     Revenues      $      Revenues
                                               -------  --------  --------  --------   --------  --------   --------  --------
Net broadcasting revenues:                     $16,676   100.0%   $ 18,800    100.0%   $ 46,843    100.0%   $ 59,101    100.0%

Broadcasting expenses:
     Station operating                           6,701    40.2%      5,002     26.6%     15,977     34.1%     16,820     28.5%
     Selling, general & administrative           4,937    29.6%      4,417     23.5%     13,210     28.2%     14,655     24.8%
                                               -------   -----    --------    -----    --------    -----    --------    -----
         Total operating, selling, general
              and administrative                11,638    69.8%      9,419     50.1%     29,187     62.3%     31,475     53.3%
     Realized from barter transactions             848     5.1%        538      2.8%      1,799      3.9%      1,962      3.3%
     Depreciation                                3,201    19.2%      3,533     18.8%      9,340     19.9%     10,422     17.6%
     Amortization                                4,806    28.8%      5,562     29.6%     14,257     30.4%     16,683     28.2%
     Corporate expenses                            718     4.3%        859      4.6%      2,423      5.2%      2,575      4.4%
                                               -------   -----    --------    -----    --------    -----    --------    -----
         Total broadcasting expenses            21,211   127.2%     19,911    105.9%     57,006    121.7%     63,117    106.8%
                                               -------   -----    --------    -----    --------    -----    --------    -----
         Broadcasting loss                     $(4,535)  (27.2%)  $ (1,111)    (5.9%)  $(10,163)   (21.7%)  $ (4,016)    (6.8%)
                                               =======   =====    ========    =====    ========    =====    ========    =====

BROADCAST CASH FLOW, EBITDA AND STATION OPERATING INCOME:

The following table sets forth a computation of Broadcast Cash Flow, EBITDA and Station Operating Income for the periods indicated.

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                            2001           2000           2001           2000
                                                          --------       --------       --------       --------
      Broadcasting Loss                                   $ (4,535)      $ (1,111)      $(10,163)      $ (4,016)
      Add:  Amortization of program rights                   1,702          1,148          3,809          4,078
            Depreciation of property and equipment           3,201          3,533          9,340         10,422
            Amortization of intangibles                      4,806          5,562         14,257         16,683
            Corporate expenses                                 718            859          2,423          2,575
      Less: Payments for program rights                     (1,864)        (1,259)        (4,093)        (4,361)
                                                          --------       --------       --------       --------
            BROADCAST CASH FLOW                              4,028          8,732         15,573         25,381
      Less: Corporate expenses                                (718)          (859)        (2,423)        (2,575)
                                                          --------       --------       --------       --------
            EBITDA                                        $  3,310       $  7,873       $ 13,150       $ 22,806
                                                          ========       ========       ========       ========
      Broadcast Cash Flow Margin                              24.1%          46.4%          33.2%          42.9%
                                                          ========       ========       ========       ========
      EBITDA Margin                                           19.8%          41.8%          28.1%          38.6%
                                                          ========       ========       ========       ========

STATION OPERATING INCOME:

      Total net broadcasting revenue                      $ 16,676       $ 18,800       $ 46,843       $ 59,101
      Less revenues realized from barter transactions         (847)          (597)        (1,844)        (2,060)
                                                          --------       --------       --------       --------
      Net cash broadcasting revenues                        15,829         18,203         44,999         57,041
      Less station operating and selling, general and
           administrative expenses                          11,638          9,419         29,187         31,475
                                                          --------       --------       --------       --------
      Station operating income                            $  4,191       $  8,784       $ 15,812       $ 25,566
                                                          ========       ========       ========       ========

         The Company has included Broadcasting Loss, Broadcast Cash Flow, EBITDA and Station Operating Income data because such data are commonly used as measures of performance for broadcast companies and are used by bondholders to measure a company's ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow, EBITDA and Station Operating Income are not, and should not be used as indicators or alternatives to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

SUMMARY INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

         The following table details how the different groupings affected the change in broadcasting (loss) income between the three months ended September 30, 2001 and September 30, 2000.

                                                    Core        Cox       Providence
                                                  Stations    Stations       Market       Total
                                                  --------    --------      -------      -------
Net broadcasting revenues                         $(3,142)     $(3,082)     $ 4,100      $(2,124)
Broadcasting expenses:
   Station operating                                 (183)        (566)       2,448        1,699
   Selling, general and administrative               (287)        (524)       1,331          520
   Expenses realized from barter transactions          (4)         (58)         372          310
   Depreciation                                        28         (634)         274         (332)
   Amortization                                        (2)      (1,353)         599         (756)
   Corporate expenses                                (141)           0            0         (141)
                                                  -------      -------      -------      -------
Broadcasting (loss) income                        $(2,553)     $    53      $  (924)     $(3,424)
                                                  =======      =======      =======      =======

Core Stations

         Gross local and national spot revenues at the Company's Midwest stations in Dayton and Toledo, Ohio and Flint, Michigan, were down $0.7 million and $0.9 million, respectively, in the three months ended September 30, 2001 when compared to the comparable three-month period ended September 30, 2000 (the prior period), due to weakening economies and commercial free coverage for several days following the September 11, 2001 attack on America. Advertisers typically pull back their advertising campaigns in times of crisis and have done so since the attack. Gross local and national spot revenues at the smaller market stations were down $0.2 million for the three months ended September 30, 2001 when compared to the prior period. Gross political revenues were down $1.7 million for the three months ended September 30, 2001 when compared to the prior comparable period. Network revenues decreased related to the WDTN renegotiated contract with ABC and amounted to approximately $.02 million. Station operating expenses decreased approximately $0.1 million from reduced program rights amortization during the three months ended September 30, 2001 when compared to the prior period. Selling, general and administrative expenses decreased approximately $0.2 million from reduced sales commissions and bonus on reduced sales revenue.

SUMMARY INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

         The following table details how the different groupings affected the change in broadcasting (loss) income between the nine months ended September 30, 2001 and September 30, 2000.

                                                    Core         Cox       Providence
                                                  Stations     Stations       Market       Total
                                                  -------      --------      -------      --------
Net broadcasting revenues                         $(6,519)     $(11,925)     $ 6,186      $(12,258)
Broadcasting expenses:
   Station operating                                 (755)       (3,303)       3,215          (843)
   Selling, general and administrative               (659)       (2,642)       1,856        (1,445)
   Expenses realized from barter transactions        (162)         (502)         501          (163)
   Depreciation                                       151        (1,871)         638        (1,082)
   Amortization                                        (1)       (4,061)       1,636        (2,426)
   Corporate expenses                                (152)            0            0          (152)
                                                  -------      --------      -------      --------
Broadcasting (loss) income                        $(4,941)     $    454      $(1,660)     $ (6,147)
                                                  =======      ========      =======      ========

Core Stations

         Gross local and national spot revenues at the Company's Midwest stations in Dayton and Toledo, Ohio and Flint, Michigan, were down $2.0 million and $2.4 million, respectively, for the nine months ended September 30, 2001 when compared to the comparable nine-month period ended September 30, 2000 (the nine-month prior period), due to weakening economies. Gross local and national spot revenues at the small market stations were down $0.1 million and $0.1 million, respectively, for the nine months ended September 30, 2001 when compared to the nine-month prior period. Network revenues decreased related to the WDTN renegotiated contract with ABC and amounted to approximately $0.6 million. Gross political revenues were down $2.3 million for the nine months ended September 30, 2001 when compared to the nine-month prior period. Station operating expenses decreased approximately $0.7 million from reduced program rights amortization during the nine months ended September 30, 2001 when compared to the nine-month prior period. Selling, general and administrative expenses decreased approximately $0.3 million from reduced sales commissions and bonus on reduced sales revenue and approximately $0.2 million from reduced promotion expenditures during the nine months ended September 30, 2001 when compared to the nine-month prior period.

OTHER ITEMS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIMILAR PERIOD IN
2000.

Interest Expense

         Interest expense decreased by $1.6 million to $3.3 million for the three months ended September 30, 2001, from $4.9 million for the three months ended September 30, 2000 and decreased by $4.1 million to $10.5 million for the nine months ended September 30, 2001, from $14.6 million for the nine months ended September 30, 2000. The decrease was due to lower outstanding balances on the Senior Credit Agreement during the comparative periods.

Gain on Sale of Stations, net

         For the nine-month period ended September 30, 2001, the Company recorded a net gain of $68.5 million from the sale of stations. This net gain consisted of approximately $78.1 million on the sale of the stock of WJAC, Incorporated and the assets of WTOV to Cox Broadcasting Inc. ("Cox") on January 5, 2001 offset by the $9.6 million loss on the sale of WNAC assets. There was no comparable amount for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2000.

Restructure of Management Contract

         During the third quarter of 2001, the Company incurred a $0.5 million charge as a result of terminating the Company's regional vice president. There were no comparable amounts for the three and nine months ended September 30, 2000.

Expenses Incurred in Cancelled Acquisition of Sinclair Stations

         During the first quarter of 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the DOJ on a timely basis.

Loss on Disposal of Property and Equipment

         Approximately $0.7 million of the loss for the nine months ended September 30, 2001 relates to a loss on the replacement of the analog transmitter at WNAC and approximately $0.6 million of the loss for the nine months ended September 30, 2000 relates to replacement of equipment at the North Dakota stations.

Interest Income and Other, net

         Interest income and other, net increased by $0.0 million to $0.1 million for the three months ended September 30, 2001 from $0.1 million for the three months ended September 30, 2000 and increased by $0.9 million to $1.0 million for the nine months ended September 30, 2001 from $1.0 million for the nine months ended September 30, 2000, due primarily to interest on the escrowed amounts from the Cox sale proceeds used to purchase WPRI.

Income Tax Benefit (Provision)

         Income tax benefit decreased by $7.6 million to $1.5 million for the three months ended September 30, 2001 from $9.1 million tax benefit for the three months ended September 30, 2000 due primarily to changes in deferred tax assets associated with net operating loss carryforwards. Income tax provision increased by $28.4 million to $15.3 million tax provision for the nine months ended September 30, 2001 from $13.1 million tax benefit for the nine months ended September 30, 2000 due primarily to a provision for gain on the sale of WJAC and WTOV.

Dividends

         Redeemable preferred stock dividends and accretion increased by $0.3 million to $3.0 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000 and increased $1.1 million to $8.8 million for the nine months ended September 30, 2001 from $7.7 million for the nine months ended September 30, 2000. The increases are a result of the higher outstanding balances on the Series A and Series B Preferred Stock.

Net (Loss) Income Applicable to Common Shareholder

         Net loss increased by $10.2 million to $9.8 million for the three months ended September 30, 2001 from a net income of $0.4 million for the three months ended September 30, 2000 and decreased $38.1 million to $23.5 million net income for the nine months ended September 30, 2001 from $14.6 million net loss for the nine months ended September 30, 2000 for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had $6.6 million in cash balances and net working capital of $10.7 million. In addition, the Company had $3.1 million cash in an indemnity escrow account related to the Cox Sale. The Company's primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

         Net cash flows provided by operating activities decreased by $2.5 million to $2.4 million for the nine months ended September 30, 2001 from cash provided by operations of $5.0 million for the nine months ended September 30, 2000. The Company made interest and film payments of $13.4 million and $4.1 million, respectively, during the nine months ended September 30, 2001 compared to payments of $17.0 million and $4.4 million for the nine months ended September 30, 2000. The Company recorded a gain on the sale of stations of $68.5 million for the nine months ended September 30, 2001 with no comparable amount for prior comparable periods.

         Net cash flows provided by investing activities increased by $73.8 million to $70.2 million for the nine months ended September 30, 2001 from $3.6 million used in investing activities for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company generated net proceeds from the sale of television stations of approximately $127.1 million and used cash flows of $52.1 million for the purchase of WPRI and the working capital. Capital expenditures were $5.0 million and $3.7 million for the nine months ended September 30, 2001 and 2000, respectively.

         Net cash flows used in financing activities increased by $69.3 million to $71.1 million for the nine months ended September 30, 2001 from $1.8 million used in financing activities for the nine months ended September 30, 2000. From the proceeds of the Cox sale, the Company made payments of $69.4 million permanently reducing the Senior Credit Agreement.

         The Company's liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the 11% Senior Subordinated Notes ("Senior Subordinated Notes"), working capital needs, the funding of capital expenditures including digital television and potential acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinated Notes.

         In 1997, the Company completed a private placement of $100.0 million principal amount of its Senior Subordinated Notes, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

         On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million Term Loan Facility and $65.0 million Revolving Credit Facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. Due to the $69.4 million in payments from the Cox sale proceeds, the next scheduled payment is due in December 2003. At September 30, 2001, the Company had $63.0 million available under the revolving credit facility. At September 30, 2001, the Company had outstanding $24.2 million on the term loan facility and nothing was outstanding under the revolving loan facility.

         The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. Any loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company's current direct and indirect and any future subsidiaries. The Senior Credit Agreement contains certain financial operating maintenance covenants including a maximum consolidation leverage ratio (currently 6.25:1), a minimum consolidated fixed charge coverage ratio (currently 1.05:1), and a consolidated interest coverage ratio (currently 1.75:1). The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate overhead.

         The operating covenants of the Senior Credit Agreement and the Senior Subordinated Notes include limitations on the ability of the Company to (i) incur additional indebtedness, other than certain permitted indebtedness; (ii) permit additional liens or encumbrances, other than certain permitted liens;
(iii) make any investments in other persons, other than certain permitted investments; (iv) become obligated with respect to contingent obligations, other than certain permitted contingent obligations; and (v) make restricted payments (including dividends on its common stock). The operating covenants also include restrictions on certain specified fundamental changes, such as mergers and asset sales, transactions with shareholders and affiliates and transactions outside the ordinary course of business as currently conducted, amendments or waivers of certain specified agreements and the issuance of guarantees or other credit enhancements. At September 30, 2001, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes. It is anticipated that the Company may not be in compliance with certain financial covenants under the Senior Credit Agreement at December 31, 2001 due to the declines in operating results during the current year. The Company has commenced discussions with the Senior Credit Agreement lenders on possible relief from year-end compliance. Management anticipates that these discussions will adjust the financial ratio requirement at December 31, 2001 and for the first three quarters of 2002 to reflect the Company's current projections. At this time, there can be no assurance that these discussions will result in an acceptable amendment or waiver to the Senior Credit Agreement. If the Company cannot reach an agreement on needed waivers of defaults at December 31, 2001, the Senior Credit Agreement lenders would be entitled to accelerate their debt and exercise their remedies under the Senior Credit Agreement. Management believes that they will be able to reach an agreement with their lenders on the needed waivers. The Company has commenced discussions with parties on the possible sale of certain non-strategic assets in potential deleveraging transactions.

         On March 1, 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30.0 million, or $100 per share, which are entitled to quarterly dividends that accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole-shares of Redeemable Preferred Stock Series A or cash, at the Company's option, and only in cash beginning with the dividend period ending May 31, 2002. On December 30, 1999, the Company issued and sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25.0 million. Each share is entitled to quarterly dividends that will accrue at a 14% rate per annum, which are payable in cash or in additional shares of Redeemable Preferred Stock Series B.

         The Certificates of Designation for the Redeemable Preferred Stock Series A and B contain covenants customary for comparable securities including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the Senior Subordinated Notes. The Company's Senior Credit Agreement prohibits the payment of cash dividends until May 31, 2002 on Redeemable Preferred Stock Series A and B.

RISK FACTORS

         Based on the current level of operations and anticipated future internally generated growth, additional borrowings under the Senior Credit Agreements and additional equity contributions from Sunrise, if any, the Company anticipates that it will have sufficient funds to meet its anticipated requirements for working capital, capital expenditures and interest payments. The Company's future operating performance and ability to service or refinance the Senior Credit Agreement and Senior Subordinated Notes will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond the control of the Company. The ability of the Company to implement its business strategy, and to consummate future acquisitions will require additional debt and significant equity capital, and no assurance can be given as to whether, and on what terms, such additional debt and/or equity capital will be available, including additional equity contributions from Sunrise. The degree to which the Company is leveraged could have a significant effect on its results of operations.

         See "Liquidity and Capital Resources" for a discussion of potential compliance issues with the Senior Credit Agreement and negotiation with the Company's lenders.

         As outlined on pages 33 through 36 of the Company's Annual 10-K Report for the year ended December 31, 2000, the Company is subject to risk factors which could influence the future of the Company and the forward looking statements included herein.

CAPITAL EXPENDITURES

         Capital expenditures were $5.0 million and $3.7 million for the nine month periods ended September 30, 2001 and 2000, respectively. Maintenance capital expenditures are anticipated to be $4.0 million for the year ended December 31, 2001. FCC regulations require the Company to commence digital operations by May 1, 2002. The construction of digital facilities will require an approximate $16.0 million outlay for new equipment. During 2001, the Company signed master agreements with suppliers of antennas, transmission lines and transmitters. Digital expenditures amount to $2.8 million for the nine months ended September 30, 2001, with the balance to be paid in the remainder of 2001 and 2002. The Company anticipates that due to equipment manufacturing delays and the non availability of tower crews during early 2002 that it will file with the FCC for an extension of time to complete the digital conversions, especially with respect to the stations located in North Dakota and Texas. Although there can be no assurance that the FCC will so act, we anticipate that the FCC will grant us such extensions. Although we believe it is highly unlikely, there is a remote possibility that we would lose the digital FCC license for a station that does not build-out within the time allowed by the FCC. The Company anticipates that digital expenditures will be paid for from available cash on hand, cash generated from operations and borrowings under the Company's revolving credit facility.

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

EMPLOYEES

         As of September 30, 2001, the Company had approximately 562 full-time and 85 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002 with respect to 43 employees. WDTN has a contract with the IBEW that expires July 1, 2003 with respect to 53 employees. KFYR has a contract with IBEW that expires on September 9, 2003 with respect to 10 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company's collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

NETWORK AFFILIATION AGREEMENTS

         The Company is currently negotiating with FOX as to the terms of renewal of the affiliation agreement with WNAC. While negotiations continue, the terms of the expired affiliation agreement remain in effect.

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

         The FCC has relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the current rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area ("DMA") provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The FCC will count toward the eight independently owned station threshold only same DMA television stations that have overlapping service areas with at least one of the two stations to be commonly owned. The current rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to demonstrate compliance with the FCC Ownership Rules at the time of the transfer. Lastly, the current rules authorize the common ownership of television stations with overlapping signal contours if the stations to be commonly owned are located in different DMAs.

         Similarly, the FCC has relaxed its cross ownership rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations (or up to one television station and seven radio stations) in the same market provided that (1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with FCC rules, a single entity may have attributable interests in up to two television stations and four radio stations. The various "independent voices" tests are applied on a market-by-market basis, with regard to both television designated market areas and radio markets. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

         The FCC's rule changes also redefined its rules that determine what constitutes "cognizable interest" in applying the FCC Ownership Rules (the "Attribution Rules"). Under the current Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceed 33% of the total asset value of the media outlet and it either (i) supplies at least 15% of a station's weekly broadcast hours or
(ii) has an attributable interest, independent of this total asset rule, in another media outlet in the same market.

         For purposes of the Attribution Rules, the value of a media outlet's total assets may be based on either book value or justifiable fair market value, and include any indirect interest. The FCC will consider consideration already paid to a media outlet for a future interest (such as an upfront payment for warrants or an option) and financial deposits by a party made on behalf of a media outlet to secure a loan for the outlet (such as an escrow deposit) as part of the media outlet's total assets held by the party. Also, if unexpected changes in a media outlet's total assets cause the outlet (or its attributable parties) to fall out of compliance with the FCC's rules, the outlet (or parties) will have a reasonable period of time (up to one year) in which to return to compliance. In addition, the FCC eliminated its single majority shareholder exception, which enabled a single shareholder that owned more than 50 percent of a media outlet's voting stock to be the only attributable shareholder in that outlet, even if other shareholders in that media outlet had interests (such as five percent of voting stock) that otherwise would have caused them to be attributable. The FCC has announced that it will suspend enforcement of the elimination of the single majority shareholder exception in light of a D.C. circuit decision vacating the elimination of the single majority shareholder exception in the cable context. In any event all investors who were nonattributable because of the presence of a single majority shareholder prior to December 14, 2000, would have this nonattributable status permanently grandfathered on a non-transferable basis.

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

         On March 14, 2000, STC License Company filed an application with the FCC for consent to the transfer of control of Sunrise to SBP, which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000 , by the sale of one share of Sunrise voting common stock by Sunrise Television Partners, L.P. ("STPLP") to SBP for two hundred dollars and the conversion by STPLP of 891,499 shares of voting common stock of Sunrise to a non voting status. On April 28, 2000, Hicks Muse entered into an agreement to sell to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse's interest in Senior Subordinated Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to SBP and the sale of these interests by Hicks Muse, Hicks Muse's interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

         On March 24, 2000, the Company filed an application with the FCC to convert its non-voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

SALE OF WJAC AND WTOV

         On July 6, 2000, the Company entered into an agreement with Cox Broadcasting, Inc. ("Cox") to sell to Cox all of the capital stock of WJAC, Incorporated for $70.0 million. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, Smith Acquisition Company ("SAC") and Smith Acquisition License Company ("SALC"), subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58.0 million. On August 4, 2000, the Company entered into Time Brokerage Agreements ("TBAs") with Cox under which Cox programmed most of the available time on WJAC and WTOV and retained the revenues from such sales of advertising time. Cox paid the Company a $0.8 million monthly fee under the two TBAs and reimbursed the Company for out of pocket costs. On December 22, 2000, the Company and Cox amended their agreement for the sale of WJAC to provide for the sale of the FCC licenses for WJAC directly from STC License Company, the subsidiary of the Company which held such licenses, to Cox. Prior to the closing of the sale of WJAC and WTOV, the Company incurred direct incremental costs associated with the disposition of these stations during 2000 in the amount of $0.8 million and such costs were expensed in 2000. The sale of WJAC, Incorporated and WTOV closed on January 5, 2001. Preliminary net proceeds, after additional expenses from the transaction, were approximately $124.6 million. $69.4 million was used to permanently retire a portion of the Company's senior term loan agreement, $52.2 million was transferred to a collateral account with the Company's senior lender pending the purchase of WPRI and $3.0 million was transferred to an indemnity escrow account. The Company may incur additional expenses related to this transaction during the remainder of this year or as a result of claims under the indemnity escrow account.

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

         On March 1, 2001, the Company and CCC consummated the purchase and sale of certain assets of WPRI. At this initial closing, the Company paid $44.5 million (including the release of a $5.0 million escrow deposit) to CCC and acquired all of the real estate and tangible personal property related to WPRI. Effective March 1, 2001, the shares of operating results under the JMPA were adjusted to 89% for the Company and 11% for CCC. A $39.5 million payment to CCC was made by a transfer of funds from the collateral account with the Company's senior lender. The $5.0 million previously placed in an escrow account pursuant to the WPRI contract was disbursed to CCC. On June 5, 2001, the Company paid $5.5 million to CCC and acquired the remaining assets of WPRI including the FCC license, working capital and operating contracts. The payment was made by a transfer of funds from the collateral account with the Company's senior lender. The Company loaned LIN $2.5 million and completed the sale of the WNAC assets and FCC License to LIN for $2.5 million. Interest accrues at 7% and is due December 31 of each year. The note is payable in full by June 10, 2006.

PRO FORMA BASIS

         The pro forma financial information presents the results of broadcast operations of the Stations owned and operated by the Company at September 30, 2001, including for all periods showing 100% of WPRI and WNAC gross revenue and expenses less the expected LIN payment and the exclusion of WJAC and WTOV. The following pro forma financial information is not indicative of the actual results that would have been achieved had each Station been owned on January 1, 2000, nor is it indicative of the future results of broadcast operations.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND YEAR ENDED DECEMBER 31, 2000

PRO FORMA NET BROADCASTING REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total broadcasting revenues.

                                                           Nine Months Ended                    Year Ended
                                                             September 30,                     December 31,
                                                      2001                  2000                   2000
                                              -------------------    -------------------    -------------------
                                                 $             %       $              %         $            %
                                              --------      -----    --------      -----    --------      -----
Net broadcasting revenues:
   Spot revenue
      Local                                   $ 34,313       63.6%   $ 36,778       58.8%   $ 49,850       57.4%
      National                                  21,974       40.7%     25,708       41.1%     33,645       38.7%
                                              --------      -----    --------      -----    --------      -----
          Total local and national              56,287      104.3%     62,486       99.9%     83,495       96.1%
      Political                                    204        0.4%      3,749        6.0%      8,979       10.3%
                                              --------      -----    --------      -----    --------      -----
          Gross spot revenue                    56,491      104.7%     66,235      105.9%     92,474      106.4%
      Less agency and national
         representative commissions             (8,621)     (16.0%)   (10,435)     (16.7%)   (14,573)     (16.8%)
                                              --------      -----    --------      -----    --------      -----
          Net spot revenue                      47,870       88.7%     55,800       89.2%     77,901       89.6%
   Network compensation                          2,510        4.7%      3,000        4.9%      4,038        4.7%
   Revenue realized from barter
      transactions                               2,344        4.3%      2,433        3.9%      3,250        3.7%
   Other                                         1,267        2.3%      1,317        2.0%      1,716        2.0%
                                              --------      -----    --------      -----    --------      -----
          Total net broadcasting revenues     $ 53,991      100.0%   $ 62,550      100.0%   $ 86,905      100.0%
                                              ========      =====    ========      =====    ========      =====

PRO FORMA RESULTS OF BROADCAST OPERATIONS.

         Set forth below is a summary of the pro forma results of broadcast operations of the Company for the periods indicated and their percentages of net revenue.

                                                      Nine Months Ended                   Year Ended
                                                        September 30,                     December 31,
                                                   2001               2000                   2000
                                            ----------------     -----------------     ------------------
                                               $          %         $           %         $           %
                                            --------    -----    --------     -----    --------     -----
Net broadcasting revenues                   $ 53,991    100.0%   $ 62,550     100.0%   $ 86,905     100.0%

Broadcasting expenses:
  Station operating                           19,930     36.9%     21,016      33.6%     27,895      32.1%
  Selling, general and
         administrative                       15,576     28.8%     16,213      25.9%     21,490      24.7%
                                            --------    -----    --------     -----    --------     -----
      Total operating, selling, general
          and administrative                  35,506     65.7%     37,229      59.5%     49,385      56.8%
  Expenses realized from barter
          transactions                         2,299      4.3%      2,360       3.8%      3,113       3.6%
  Depreciation                                 9,368     17.4%      9,351      14.9%     12,524      14.4%
  Amortization                                13,984     25.9%     14,037      22.4%     19,193      22.1%
  Corporate expenses                           2,423      4.5%      2,575       4.1%      3,927       4.5%
                                            --------    -----    --------     -----    --------     -----
Total broadcasting expenses                   63,580    117.8%     65,552     104.7%     88,142     101.4%
                                            --------    -----    --------     -----    --------     -----
Broadcasting loss                           $ (9,589)   (17.8%)  $ (3,002)     (4.7%)  $ (1,237)     (1.4%)
                                            ========    =====    ========     =====    ========     =====


PRO FORMA BROADCAST CASH FLOW, EBITDA AND STATION OPERATING INCOME :

         The following table sets forth a computation of pro forma Broadcast Cash Flow, EBITDA and Station Operating Income.

                                                          Nine Months Ended           Year Ended
                                                             September 30,            December 31,
                                                        2001             2000             2000
                                                      --------         --------         --------
Broadcasting loss                                     $ (9,589)        $ (3,002)        $ (1,237)
Add:  Amortization of program rights                     5,188            6,462            8,262
      Depreciation of property and equipment             9,368            9,351           12,524
      Amortization of intangibles                       13,984           14,037           19,193
      Corporate overhead                                 2,423            2,575            3,927
Less: Payments for program rights                       (5,472)          (6,766)          (8,601)
                                                      --------         --------         --------
BROADCAST CASH FLOW                                     15,902           22,657           34,068
Less:Corporate expenses                                 (2,423)          (2,575)          (3,927)
                                                      --------         --------         --------
EBITDA                                                $ 13,479         $ 20,082         $ 30,141
                                                      ========         ========         ========
Margins:
Broadcast Cash Flow                                       29.5%            36.2%            39.2%
                                                      ========         ========         ========
EBITDA                                                    25.0%            32.1%            34.7%
                                                      ========         ========         ========

STATION OPERATING INCOME:

                                                     Nine Months Ended      Year Ended
                                                       September 30,        December 31,
                                                     2001         2000         2000
                                                   --------     --------     --------
Total net broadcasting revenue                     $ 53,991     $ 62,550     $ 86,905
Less revenues realized from barter transactions      (2,344)      (2,433)      (3,250)
                                                   --------     --------     --------
Net cash broadcasting revenues                       51,647       60,117       83,655
Less station operating and selling, general
     and administrative expenses                    (35,506)     (37,229)     (49,385)
                                                   --------     --------     --------
Station operating income                           $ 16,141     $ 22,888     $ 34,270
                                                   ========     ========     ========

         The Company has included Broadcasting Loss, Broadcast Cash Flow, EBITDA and Station Operating Income data because such data are commonly used as a measure of performance for broadcast companies and are used by bondholders to measure a company's ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

PRO FORMA NET BROADCASTING REVENUES.

         Set forth below are the principal types of pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total broadcasting revenues.

                                                        Three Months Ended
                                                           September 30,
                                                    2001                   2000
                                             ------------------     ------------------
                                                $           %          $           %
                                             --------     -----     --------     -----
Net broadcasting revenues:
   Spot revenue
      Local                                  $ 10,564      63.3%    $ 11,579      55.4%
      National                                  6,659      39.9%       7,979      38.2%
                                             --------     -----     --------     -----
          Total local and national             17,223     103.2%      19,558      93.6%
      Political                                    71       0.4%       2,772      13.3%
                                             --------     -----     --------     -----
          Gross spot revenue                   17,294     103.6%      22,330     106.9%
      Less agency and national
         representative commissions            (2,609)    (15.6%)     (3,566)    (17.1%)
                                             --------     -----     --------     -----
          Net spot revenue                     14,685      88.0%      18,764      89.8%
   Network compensation                           845       5.1%       1,017       5.0%
   Revenue realized from barter
      transactions                                847       5.1%         806       3.9%
   Other                                          299       1.8%         295       1.3%
                                             --------     -----     --------     -----
          Total net broadcasting revenues    $ 16,676     100.0%    $ 20,882     100.0%
                                             ========     =====     ========     =====

PRO FORMA RESULTS OF BROADCAST OPERATIONS.

         Set forth below is a summary of the pro forma results of broadcast operations of the Company for the periods indicated and their percentages of net revenue.

                                                      Three Months Ended
                                                         September 30,
                                                  2001                   2000
                                           ------------------     ------------------
                                              $           %          $           %
                                           --------     -----     --------     -----
Net broadcasting revenues                  $ 16,676     100.0%    $ 20,882     100.0%

Broadcasting expenses:
  Station operating                           6,701      40.2%       6,925      33.2%
  Selling, general and administrative         4,937      29.6%       5,277      25.3%
                                           --------     -----     --------     -----
      Total operating, selling, general
          and administrative                 11,638      69.8%      12,202      58.5%
  Expenses realized from barter
          transactions                          848       5.1%         780       3.7%
  Depreciation                                3,201      19.2%       3,166      15.2%
  Amortization                                4,806      28.8%       4,440      21.3%
  Corporate expenses                            718       4.3%         859       4.1%
                                           --------     -----     --------     -----
Total broadcasting expenses                  21,211     127.2%      21,447     102.8%
                                           --------     -----     --------     -----
Broadcasting loss                          $ (4,535)    (27.2%)   $   (565)     (2.8%)
                                           ========     =====     ========     =====

PRO FORMA BROADCAST CASH FLOW, EBITDA AND STATION OPERATING INCOME:

         The following table sets forth a computation of pro forma Broadcast Cash Flow, EBITDA and Station Operating Income.

                                                 Three Months Ended
                                                   September 30,
                                                 2001         2000
                                                -------      -------
Broadcasting loss                               $(4,535)     $  (565)

Add:  Amortization of program rights              1,702        2,030
      Depreciation of property and equipment      3,201        3,166
      Amortization of intangibles                 4,806        4,440
      Corporate overhead                            718          859
Less: Payments for program rights                (1,864)      (2,140)
                                                -------      -------
BROADCAST CASH FLOW                               4,028        7,790
Less: Corporate expenses                           (718)        (859)
                                                -------      -------
EBITDA                                          $ 3,310      $ 6,931
                                                =======      =======
Margins:
Broadcast Cash Flow                                24.2%        37.3%
                                                =======      =======
EBITDA                                             19.8%        33.2%
                                                =======      =======

STATION OPERATING INCOME:

                                                     Three Months Ended
                                                        September 30,
                                                     2001         2000
                                                   --------     --------
Total net broadcasting revenue                     $ 16,676     $ 20,882
Less revenues realized from barter transactions        (847)        (806)
                                                   --------     --------
Net cash broadcasting revenues                       15,829       20,076
Less station operating and selling, general and
     administrative expenses                        (11,638)     (12,202)
                                                   --------     --------
Station operating income                           $  4,191     $  7,874
                                                   ========     ========

         The Company has included Broadcasting Loss, Broadcast Cash Flow, EBITDA and Station Operating Income data because such data are commonly used as a measure of performance for broadcast companies and are used by bondholders to measure a company's ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT AND INTEREST RATE RISKS

Interest Rate Risk

         The Company's policy is to manage interest rate risk by issuing long-term fixed rate debt and, prior to June 30, 2001, by converting a portion of its variable rate debt to fixed rates for periods generally between eighteen to thirty six months through the use of interest rate swap agreements. The Company has consistently applied these procedures since it issued its Senior Subordinated Notes in February 1997. The Company does not employ any modeling techniques to help manage its interest rate risk.

         Information pertaining to the Company's debt at September 30, 2001, is shown in the table below (000's omitted).

                                   Fixed Rate          Variable
       Maturities                     Debt             Rate Debt
       ----------                     ----             ---------
         2001                             --                 --
         2002                             --                 --
         2003                             --            $   909(2)
         2004                             --              7,636(2)
         2005                             --              7,636(2)
         2006                             --              7,969(2)
         2007                       $100,000                 --
                                    --------            -------
         Total                      $100,000(1)         $24,150
                                    ========            =======

(1)      Interest rate is fixed at 11%
(2) Interest rate is 2.6% plus applicable spread for the period September 27 to December 31, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 Asset Purchase Agreement dated November 3, 2000, among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc. (sellers) and STC Broadcasting, Inc. (buyer) for television station WPRI, Providence, Rhode Island (1)

2.2 Asset Purchase Agreement dated January 31, 2001 among Smith Acquisition Company, Smith Acquisition License Company, STC Broadcasting, Inc., STC License Company and LIN Television Corporation related to the sale of certain assets of WNAC. (2)

2.3 First Amendment to Asset Purchase Agreement dated March 15, 2001 among STC Broadcasting, Inc., STC License Company, Smith Acquisition Company, Smith Acquisition License Company and LIN Television Corporation related to the sale of certain assets of WNAC. (3)

10.1 Separation Agreement between STC Broadcasting, Inc., Sunrise Television Corp. and John Purcell dated August 1, 2001. (4)

(1) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. filed for the quarter ended September 30, 2000.

(2) Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated February 5, 2001.

(3) Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. filed for the quarter ended March 31, 2001.

(4)      Filed herewith.

(b)      Reports on Form 8-K

         None this quarter

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STC Broadcasting, Inc.

                                    Registrant



Date:    November 8, 2001               By:  /s/ David A. Fitz
                                            ------------------------------------
                                        David A. Fitz
                                        Senior Vice-President/
                                        Chief Financial Officer