Form 10-K
period 2001-12-31
STC BROADCASTING INC
filed 2002-02-26
CIK 1037900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 333-29555

STC BROADCASTING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2676358 (I.R.S. Employer Identification No.)

720 2nd Avenue South
St. Petersburg, FL 33701-4006
(727) 821-7900
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of February 26, 2002, STC Broadcasting, Inc. had 1000 shares of common stock par value $.01 issued and outstanding all of which are held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business

The Company

History

     STC Broadcasting, Inc. (“Company”) was organized by its current management and Hicks, Muse, Tate and Furst Incorporated (“Hicks Muse”) in March of 1997 with the goal of becoming an owner and operator of network-affiliated television stations, serving select middle-to-small markets (i.e., those designated market areas (“DMA”) ranked from approximately 50 to 200 by A.C. Nielson  & Co.).

     The Company acquired WEYI, WTOV, WROC and KSBW (together, the “Jupiter/Smith Stations”) from Jupiter/Smith TV Holdings, L.P. (“Jupiter/Smith”) and Smith Broadcasting Partners, L.P. (“SBP”) for approximately $163.2 million in March 1997. SBP is a limited partnership among Smith Broadcasting Group, Inc. (“SBG”), Sandy DiPasquale, John Purcell, and David Fitz. The majority owner of SBG is Robert N. Smith. These four individuals operated the Jupiter/Smith Stations from January 1996 until the sale to the Company on March 1, 1997. John Purcell was an officer and employee of the Company from March 1997 until August 1, 2001. Robert N. Smith was an officer and employee of the Company from March 1997 until January 3, 2002, at which time he was terminated as an officer and employee but remained as a director of the Company. Sandy DiPasquale and David Fitz were officers and employees of the Company from March 1997 until January 3, 2002, at which time they were terminated as employees but remained as officers of the Company.

     The Company acquired all of the outstanding stock of WJAC, Incorporated on October 1, 1997 for approximately $36.1 million including working capital of $1.4 million. WJAC, Incorporated owned and operated WJAC, the NBC affiliate for Johnstown, Pennsylvania.

     On April 1, 1998, the Company acquired 100% of the outstanding stock of Abilene Radio and Television Company (“ARTC”) for approximately $8.2 million. ARTC operated television stations KRBC and KACB, NBC affiliates for Abilene and San Angelo, Texas, respectively.

     In a series of transactions, the Company acquired certain assets from Hearst-Argyle Stations, Inc., (“Hearst”) through transactions structured as an exchange of assets (the “Hearst Transaction”). On February 3, 1998, the Company acquired WPTZ, WNNE, and a local marketing agreement (“LMA”) for WFFF from Sinclair Broadcast Group, Inc. for $72.0 million, with the intention of using these assets in the Hearst Transaction. WPTZ and WNNE are the NBC affiliates and WFFF is the FOX affiliate serving the Burlington, Vermont, and Plattsburgh, New York, television market. On February 18, 1998, the Company agreed with Hearst to trade KSBW, the NBC affiliate for Salinas, California, WPTZ, and WNNE for WDTN, the ABC affiliate in Dayton, Ohio, WNAC, the FOX affiliate in Providence, Rhode Island, WNAC’s interest in a Joint Marketing Programming Agreement (“JMPA”) with WPRI, the CBS affiliate in Providence, Rhode Island, and approximately $22.0 million in cash. On April 24, 1998, the Company completed a purchase of the non-license assets (all operating assets other than FCC licenses and other minor equipment) of WPTZ, WNNE, and WFFF for $70.0 million. WFFF was sold by the Company to a related party on April 24, 1998. Funds to complete this acquisition were provided by Hearst. Effective June 1, 1998, the Company received, via contract rights, the benefits of the operation of stations WDTN and WNAC and WNAC’s joint operating agreement with WPRI. On July 3, 1998 the Company consummated the Hearst transaction and repaid its loan to Hearst.

     On November 1, 1998, the Company acquired substantially all of the assets of KVLY, the NBC affiliate for Fargo, North Dakota, KFYR, the NBC affiliate in Bismarck, North Dakota, and its satellite stations KMOT, Minot, North Dakota, KUMV, Williston, North Dakota, and KQCD, Dickinson, North Dakota, (collectively, “North Dakota Stations”) from Meyer Broadcasting for approximately $65.3 million.

     On February 5, 1999, the Company acquired substantially all the assets of WUPW from Raycom Media, Inc. for approximately $74.4 million, including fees and expenses. WUPW, Channel 36, is the FOX- affiliated station serving Toledo, Ohio.

     On March 3, 1999, the Company, STC License Company (“STCLC”), a subsidiary of the Company, and Nexstar Broadcasting of Rochester, Inc. (“Nexstar”) entered into an asset purchase agreement (the “Rochester Agreement”) to sell to Nexstar the television broadcast license and operating assets of WROC, Rochester, New York, for approximately $46.0 million. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43.0 million and entered into a Time Brokerage Agreement with Nexstar under which Nexstar programmed most of the available time of WROC and retained the revenues from the sale of advertising time through the license closing on December 23, 1999.

     On July 6, 2000, the Company entered into an agreement with Cox Broadcasting, Inc. (“Cox”) to sell to Cox all of the capital stock of WJAC, Incorporated for $70.0 million. WJAC, Incorporated owns WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, Smith Acquisition Company (“SAC”) and Smith Acquisition License Company (“SALC”), subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58.0 million. On August 4, 2000, the Company entered into Time Brokerage Agreements (“TBAs”) with Cox under which Cox programmed most of the available time on WJAC and WTOV and retained the revenues from such sales of advertising time. Cox paid the Company a $0.75 million monthly fee under the two TBAs and reimbursed the Company for out of pocket costs. The sale of WJAC, Incorporated and the sale of the assets of WTOV closed on January 5, 2001.

     On November 3, 2000, the Company entered into an Asset Purchase Agreement with Clear Channel Communications, Inc. (“Clear Channel”) to acquire the assets of WPRI, the CBS affiliate in the Providence, Rhode Island, and New Bedford, Massachusetts, market for a purchase price of $50.0 million. On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with LIN Television Corporation (“LIN”) to sell LIN certain assets of WNAC, including the FCC license and an interest in the revised JMPA for $2.5 million. Approval and consummation of that sale was a necessary precondition of the Company being able to acquire WPRI.

     On March 1, 2001, the Company and Clear Channel consummated the purchase and sale of certain assets of WPRI. At this initial closing, the Company paid $44.5 million to Clear Channel and acquired all of the real estate and tangible personal property related to WPRI. On June 5, 2001, the Company paid $5.5 million to Clear Channel and acquired the remaining assets of WPRI including the FCC license, working capital and operating contracts. On June 5, 2001, the Company loaned LIN $2.5 million and completed the sale of the WNAC assets and FCC license to LIN for $2.5 million.

     On January 7, 2002, the Company, Sunrise Television Corp. (“Sunrise”), the corporate parent of the Company, and STCLC entered into a Management Services Agreement (the “LIN Management Agreement”) with LIN pursuant to which, among other things, LIN will assume the management of the Company’s stations except for the North Dakota Stations (see “Management Agreement with LIN Television Corporation”). The LIN Management Agreement will terminate upon consummation of the LIN TV Merger (as defined below).

     On January 7, 2002, the Company, Sunrise and STCLC entered into a Management Services Agreement with SBG (the “SBG Management Agreement”), pursuant to which, among other things, SBG will assume management of the Company’s North Dakota Stations (see “Management Agreement with Smith Broadcasting Group, Inc.”).

     On February 8, 2002, the Company and STCLC entered into an Asset Purchase Agreement with Smith Television of North Dakota, Inc. and Smith Television of North Dakota License Holdings, Inc. (collectively, “Smith Television”) to sell substantially all of the assets of the North Dakota Stations for a purchase price of $38.5 million. Payment of the purchase price will be $28.9 million in cash at closing and a note in the amount of $9.6 million. This transaction is subject to review and approval by the FCC and other customary closing conditions. Additionally, for a period of 20 days following the execution of the Asset Purchase Agreement, Smith Television has the ability to terminate the Asset Purchase Agreement, without any liability therefor, if it has been unable to obtain a binding commitment from a nationally recognized financial institution to finance the acquisition. Smith Television is controlled by affiliates of Robert N. Smith. (see “Sale of North Dakota Stations”)

     On February 19, 2002, Sunrise and LIN TV Corp. (“LIN TV”) entered into an Agreement and Plan of Merger (the “LIN TV Merger”) pursuant to which Sunrise will merge with and into LIN TV with LIN TV continuing as the surviving corporation. LIN TV is the parent company of LIN. Affiliates of Hicks Muse have a substantial investment in LIN TV. (see “Merger with LIN TV”)

The Stations

     The following table summarizes information regarding each Station and its respective DMA.

			Number of
		Market	Commercial	Station
Station/Channel:	DMA	Revenue	TV Stations	Rank in	Date	Network
DMA	Rank (1)	Rank (1)	in DMA (1)	DMA (2)	Acquired	Affiliation

WPRI/12
Providence, Rhode Island and New Bedford, Massachusetts	49	52	6	2	6/5/01	CBS
WDTN/2
Dayton, Ohio	60	58	5	2	6/1/98	ABC
WEYI/25
Flint-Saginaw-Bay City, Michigan	64	67	4	3	3/1/97	NBC
WUPW-TV/36
Toledo, Ohio	68	72	5	4	2/1/99	FOX
KVLY/11
Fargo, North Dakota	119	131	4(3)	1 (tied)	11/1/98	NBC
KFYR and satellites
Minot-Bismarck-Dickinson,
North Dakota	152	149	4(3)	1	11/1/98	NBC
KRBC/9
Abilene, Texas	162	164	5	3	4/1/98	NBC
KACB/3
San Angelo, Texas	199	183	4	3	4/1/98	NBC

(1)	BIA’s Investing in Television 2001, 4th Edition
(2)	As of November 2001, Sunday through Saturday 7 a.m. to 1 a.m. Nielsen Household Shares
(3)	Satellite stations are counted as one with the main station

Market Profiles

     The following household trends for various stations in the market profiles are found in the Nielsen rating books for the time period 7:00 AM to 1:00 AM Monday through Sunday. Information included in the market overview is provided by BIA’s Investing in Television 2001 4th Edition and Nielsen rating books.

     WNAC/WPRI (Providence, Rhode-Island – New Bedford, Massachusetts)

     Market Overview. Providence, Rhode Island-New Bedford, Massachusetts is the 49th largest DMA in the United States, with a population of approximately 1,514,000 and approximately 575,000 television households. Cable penetration in the Providence-New Bedford market is estimated to be 79%. The Providence-New Bedford market experienced compound annual revenue growth of approximately 4.3% from 1995 through 2000, and BIA has projected this market to grow at a compound annual rate of 3.2% from 2000 through 2005. Average household income was approximately $46,200.

     The table below provides an overview of the competitive stations serving the Providence-New Bedford market.

					Audience Share
	City of
Call	License	VHF/UHF	Affiliation	Owner/Operator	Nov 00	Feb 01	May 01	Nov 01

WPRI	Providence	VHF	CBS	STC Broadcasting	10	11	11	11
WNAC	Providence	UHF	FOX	LIN Television	4	4	4	6
WLNE	New Bedford	VHF	ABC	Freedom Communications Inc.	7	7	6	6
WJAR	Providence	VHF	NBC	NBC (GE)	19	18	18	19
WLWC	New Bedford	UHF	UPN/WB	CBS	3	4	3	4
WPXQ	Block Island	UHF	PAX	Offshore Broadcasting	-	-	-	-

WDTN (Dayton, Ohio)

     Market Overview. Dayton, Ohio is the 60th largest DMA in the United States with a population of approximately 1,351,000 and approximately 520,000 television households. Cable penetration in the Dayton market is estimated to be 71%. The Dayton market experienced compound annual revenue growth of approximately 1.2% from 1995 through 2000, and BIA has projected this market to contract at a compound annual rate of 0.3% from 2000 through 2005. Average household income was approximately $46,100.

     The table below provides an overview of the competitive stations serving the Dayton market:

					Audience Share
	City of
Call	License	VHF/UHF	Affiliation	Owner/Operator	Nov 00	Feb 01	May 01	Nov 01

WDTN	Dayton	VHF	ABC	STC Broadcasting	12	12	12	8
WHIO	Dayton	VHF	CBS	Cox Broadcasting	23	24	26	18
WKEF	Dayton	UHF	NBC	Sinclair	10	10	10	8
WRGT	Dayton	UHF	FOX	Glencairn Ltd.	6	6	6	7
WBDT	Springfield	UHF	UPN/WB	Acme Television	2	3	2	4

WEYI (Flint-Saginaw-Bay City, Michigan)

     Market Overview. Flint-Saginaw-Bay City, Michigan is the 64th largest DMA in the United States, with a population of approximately 1,195,000 and approximately 450,000 television households. Cable penetration in the Flint-Saginaw-Bay City market is estimated to be 65%. The Flint-Saginaw-Bay City market experienced compound annual revenue growth of approximately 6.1% from 1995 through 2000, and BIA has projected this market to grow at a compound annual rate of 2.3% from 2000 through 2005. Average household income was approximately $39,300.

     The table below provides an overview of the competitive stations serving the Flint-Saginaw-Bay City market:

					Audience Share
	City of
Call	License	VHF/UHF	Affiliation	Owner/Operator	Nov 00	Feb 01	May 01	Nov 01

WEYI	Saginaw	UHF	NBC	STC Broadcasting	10	10	10	9
WNEM	Bay City	VHF	CBS	Meredith Corp	15	16	16	14
WJRT	Flint	VHF	ABC	ABC Inc.	20	18	21	17
WSMH	Flint	UHF	FOX	Sinclair	6	6	6	7

WUPW (Toledo, Ohio)

     Market Overview. Toledo, Ohio is the 68th largest DMA in the United States, with a population of approximately 1,107,000 and approximately 416,000 television households. Cable penetration in the Toledo market is estimated to be 70%. The Toledo market experienced compound annual revenue growth of approximately 3.0% from 1995 through 2000, and BIA has projected this market to grow at a compound annual rate of 1.4% from 2000 through 2005. Average household income was approximately $44,100.

     The table below provides an overview of the competitive stations serving the Toledo market.

					Audience Share
	City of
Call	License	VHF/UHF	Affiliation	Owner/Operator	Nov 00	Feb 01	May 01	Nov 01

WUPW	Toledo	UHF	FOX	STC Broadcasting	6	6	6	6
WTOL	Toledo	VHF	CBS	Cosmos Broadcasting	21	21	21	20
WTVG	Toledo	VHF	ABC	ABC Inc.	16	14	15	14
WNWO	Toledo	UHF	NBC	Raycom Media, Inc.	11	11	11	10
WLMB	Toledo	UHF	PAX	Dominion Broadcasting	-	-	-	-

KVLY (Fargo-Valley City, North Dakota)

     Market Overview. Fargo-Valley City, North Dakota is the 119th largest DMA in the United States, with a population of approximately 575,000 and approximately 223,000 television households. Cable penetration in the Fargo-Valley City market is estimated to be 63%. The Fargo-Valley City market experienced compound annual revenue growth of approximately 4.8% from 1995 through 2000, and BIA projects this market to grow at a compound annual rate of 0.2% from 2000 through 2005. Average household income was approximately $39,500.

     The table below provides an overview of the competitive stations serving the Fargo-Valley City market.

					Audience Share
	City of
Call	License	VHF/UHF	Affiliation	Owner/Operator	Nov 00	Feb 01	May 01	Nov 01

KVLY	Fargo	VHF	NBC	STC Broadcasting	15	15	17	16
KXJB	Valley City	VHF	CBS	Catamount Bcst Group	13	15	16	13
WDAY	Fargo	VHF	ABC	Forum Publishing Co	20	17	17	16
KVRR	Fargo	UHF	FOX	Red River Broadcast Corp	7	6	5	9

KFYR (Minot-Bismarck-Dickinson, North Dakota)

     Market Overview. Minot-Bismarck-Dickinson, North Dakota is the 152nd largest DMA in the United States, with a population of approximately 353,000 and approximately 138,000 television households. Cable penetration in the Minot-Bismarck-Dickinson market is estimated to be 60%. The Minot-Bismarck-Dickinson market experienced compound annual revenue growth of approximately 5.3% from 1995 through 2000, and BIA projects this market to grow at a compound annual rate of 4.7% from 2000 through 2005. Average household income was approximately $42,100.

     The table below provides an overview of the competitive stations serving the Minot-Bismarck-Dickinson market.

					Audience Share
	City of
Call	License	VHF/UHF	Affiliation	Owner/Operator	Nov 00	Feb 01	May 01	Nov 01

KFYR	Bismarck	VHF	NBC	STC Broadcasting	26	26	25	25
KXMC	Minot	VHF	CBS	Reiten Television	17	16	16	14
KBMY	Bismarck	UHF	ABC	Forum Publishings Co	5	4	4	4
KNDX	Bismarck	UHF	FOX	John Tupper	5	4	3	5

KRBC (Abilene-Sweetwater, Texas)

     Market Overview. Abilene-Sweetwater, Texas is the 162nd largest DMA in the United States, with a population of approximately 308,000 and approximately 116,000 television households. Cable penetration in the Abilene-Sweetwater market is estimated to be 67%. The Abilene-Sweetwater market experienced compound annual revenue growth of approximately 2.4% from 1995 through 2000, and BIA projects this market to grow at a compound annual rate of 2.5% from 2000 through 2005. Average household income was approximately $34,500.

     The table below provides an overview of the competitive stations serving the Abilene-Sweetwater market:

					Audience Share
	City of
Call	License	VHF/UHF	Affiliation	Owner/Operator	Nov 00	Feb 01	May 01	Nov 01

KRBC	Abilene	VHF	NBC	STC Broadcasting	11	11	13	10
KTXS	Sweetwater	VHF	ABC	Lamco Communications	14	15	14	15
KTAB	Abilene	UHF	CBS	Nexstar Broadcasting	17	17	18	16
KIDZ	Abilene	UHF	FOX/UPN	Sage Broadcasting	4	-	-	-
KXVA	Abilene	UHF	FOX	Star Broadcasting	-	2	3	5

KACB (San Angelo, Texas)

     Market Overview. San Angelo, Texas is the 199th largest DMA in the United States, with a population of approximately 144,000 and approximately 52,000 television households. Cable penetration in the San Angelo market is estimated to be 76%. The San Angelo market experienced compound annual revenue growth of approximately 3.8% from 1995 through 2000, and BIA projects this market to grow at a compound annual rate of 3.4% from 2000 through 2005. Average household income was approximately $39,100.

     The table below provides an overview of the competitive stations serving the San Angelo market:

					Audience Share
	City of
Call	License	VHF/UHF	Affiliation	Owner/Operator	Nov 00	Feb 01	May 01	Nov 01

KACB	San Angelo	VHF	NBC	STC Broadcasting	8	8	8	8
KIDY	San Angelo	VHF	FOX/UPN	Sage Broadcasting	7	6	5	9
KLST	San Angelo	VHF	CBS	Jewell TV Corp	23	23	25	23
KTXE-LP	San Angelo	UHF	ABC	Lamco Communications	5	5	5	5

Recent Developments

     Management Agreement with LIN Television Corporation

     On January 7, 2002, the Company, Sunrise and STCLC entered into the LIN Management Agreement with LIN, pursuant to which, among other things, LIN will assume the management of WPRI-TV, Providence, RI; WEYI-TV, Saginaw, MI; WUPW-TV, Toledo, OH; KRBC-TV, Abilene, TX; KACB-TV, San Angelo, TX; WDTN-TV, Dayton, OH; WNAC-TV, Providence, RI; and any television broadcast stations that may be owned or operated by the Company, Sunrise or STCLC in the future but excluding any television broadcast stations that may be sold in the future (the “LIN Managed Stations”). Subject to the direction and control of the Company, Sunrise and STCLC, LIN will provide management services in order to manage, promote, maintain and operate the LIN Managed Stations. On or promptly after the closing date of the transaction for the transfer by LIN to a third party of all of its ownership interest in television broadcast station WNAC-TV, Providence, Rhode Island (the “WNAC Transfer Date”), certain officers and employees of LIN will be elected to serve as officers of the Company, Sunrise, STCLC and their respective subsidiaries.

     As compensation for the performance of LIN’s services, the Company will pay to LIN an annual management fee of $0.9 million less the aggregate amount of the salaries of the LIN officers and employees who are elected as officers of the Company and who are otherwise compensated by the Company for such services (“Salary Reimbursement”). In addition to the annual management fee, the Company will pay to LIN an annual fee equal to one-third of the cumulative and continuing cost savings (other than reductions in corporate overhead) actually realized by the LIN Managed Stations resulting from (i) the clustering of the LIN Managed Stations with LIN’s television broadcast stations or the consolidation of the management and operations of the LIN Managed Stations with those services related to LIN’s television broadcast stations, (ii) the introduction of new technology to the management and operations of the LIN Managed Stations, and (iii) the renegotiation of vendor agreements, programming agreements, supply agreements and other agreements for and on behalf of the Company or one or more of its subsidiaries relating to the LIN Managed Stations. LIN will also be entitled to reimbursement for (i) all reasonable out-of-pocket expenses that are directly incurred by it in connection with the performance of the services thereunder, (ii) all reasonable salaries and benefits of employees of LIN providing such services who are directly engaged in the performance of such services (to be calculated at hourly rates determined based on the individual employee’s annual compensation, including employee benefits) other than those employees in respect of which the Salary Reimbursement is allocable, which reasonable salaries and benefits shall not in the aggregate exceed $0.5 million on an annualized basis, and (iii) the reasonable fees and out-of-pocket expenses of any independent contractor engaged in connection with the performance of such services, in each case subject to the operating budget for the applicable fiscal year.

     In connection with the execution and delivery of the LIN Management Agreement, Sunrise (i) issued a Stock Purchase Warrant (the “Warrant”) to LIN to purchase up to 139,780 shares of Class B Common Stock of Sunrise at a price of $56.65 per share (as adjusted from time to time pursuant to the terms of the Warrant) and (ii) adopted a 2002 Stock Option Plan, pursuant to which Sunrise has the authority to issue options to purchase up to 55,912 shares of Class B Common Stock of Sunrise to certain of the key employees and eligible non-employees of Sunrise and its subsidiaries. It is anticipated that these options will be granted to the LIN officers and employees who will be performing services for the Company on behalf of LIN under the LIN Management Agreement. In connection with the issuance of the Warrant, Sunrise granted to LIN piggy-back registration rights in respect of the shares of Class B Common Stock issuable on exercise of the Warrant.

     Unless terminated earlier, the LIN Management Agreement will terminate on January 2, 2005 subject to automatic annual extensions if it is not otherwise renewed. The LIN Management Agreement may be terminated: (i) by the mutual consent of the parties thereto; (ii) by the Company and Sunrise for any reason upon 180 days’ written notice to LIN; (iii) by the Company and Sunrise for Cause (as defined therein); (iv) at any time after the WNAC Transfer Date, by the Company and Sunrise, if Gary Chapman dies or is under a disability or ceases to be Chief Executive Officer of either the Company or Sunrise (other than removal by the board of directors or stockholders of the Company or Sunrise); (v) by LIN for Good Reason (as defined therein) upon 30 days’ written notice.

     If the LIN Management Agreement is terminated by LIN for Good Reason or by the Company and Sunrise without Cause (other than termination pursuant to clause (iv) of the preceding paragraph), then the Company is required to pay $1.35 million to LIN. If the LIN Management Agreement is terminated by the Company or Sunrise for Cause or by LIN without Good Reason, then LIN is required to pay $1.35 million to the Company and Sunrise. In connection with the execution and delivery of the LIN TV Merger Agreement, Sunrise, the Company, STCLC and LIN entered into the Termination and Release Agreement pursuant to which the LIN Management Agreement and Registration Rights Agreement will be terminated effective as of the effective time of the LIN TV Merger.

     Management Agreement with Smith Broadcasting Group, Inc.

     On January 7, 2002, the Company, Sunrise and STCLC entered into the SBG Management Agreement with Smith Broadcasting Group, Inc. (“SBG”), pursuant to which, among other things, SBG will assume the management of KVLY-TV, Fargo, North Dakota, KFYR-TV, Bismarck, North Dakota and three satellite stations of KFYR-TV (the “North Dakota Stations”). Subject to the direction and control of the Company, Sunrise and STCLC, SBG will provide management services, as reasonably requested by the Company, Sunrise and STCLC and as reasonably acceptable to SBG, in order to manage, promote, maintain and operate the North Dakota Stations. SBG will not be entitled to any management fee for performing the services required to be performed by it under the SBG Management Agreement, but will be entitled to reimbursement for all reasonable out-of-pocket expenses that are directly incurred by it in connection with the performance of the services thereunder. The term of the SBG Management Agreement commences on January 7, 2002, and continues until the closing of a sale of the North Dakota Stations, unless sooner terminated by the mutual consent of the parties thereto or by any party thereto, upon 30 days’ prior written notice to the non-terminating party.

     Sale of North Dakota Stations

     On February 8, 2002, the Company and STCLC entered into an Asset Purchase Agreement with Smith Television to sell substantially all of the assets of the North Dakota Stations for a purchase price of $38.5 million. Payment of the purchase price will be $28.9 million in cash at closing and a note in the amount of $9.6 million. This transaction is subject to review and approval by the FCC and other customary closing conditions. Additionally, for a period of 20 days following the execution of the Asset Purchase Agreement, Smith Television has the ability to terminate the Asset Purchase Agreement, without any liability therefor, if it has been unable to obtain a binding commitment from a nationally recognized financial institution to finance the acquisition. Smith Television is controlled by affiliates of Robert N. Smith.

     Merger with LIN TV

     On February 19, 2002, Sunrise and LIN TV entered into the LIN TV Merger, pursuant to which, upon the terms and conditions thereof, Sunrise would merger with LIN into LIN TV. Upon consummation of the acquisition, each issued and outstanding share of Sunrise’s Class A Common Stock and Class B Common Stock held by holders other than affiliates of Hicks Muse will be automatically converted into the right to receive approximately 22.4863 shares of LIN TV’s Class A Common Stock, and each issued and outstanding share of Sunrise Class B Common Stock held by affiliates of Hicks Muse will be automatically converted into the right to receive approximately 22.4863 shares of LIN TV Class B Common Stock, subject in each case to adjustment in the event of a stock split, combination, issuance of additional shares of common stock and similar events. In addition, options and warrants, other than those held by affiliates of Hicks Muse, to acquire shares of Sunrise Common Stock that are outstanding immediately prior to the Merger will be converted to the right to receive shares of LIN TV Class A Common Stock with share amounts and exercise prices adjusted based on the same terms. Issued and outstanding warrants to acquire shares of Sunrise Common Stock held by affiliates to Hicks Muse will be converted into the right to receive shares of LIN TV Class B Common Stock with share amounts and exercise prices adjusted based on the same terms.

     The closing of the Merger is conditioned upon, among other things, the following:

•	stockholder approval from Sunrise and LIN TV;

•	FCC approval of the transfer of control of Sunrise’s FCC licenses;

•	the sale of Company’s North Dakota stations and the repayment of the Company’s senior credit facilities;

•	the delivery of opinions from FCC counsel for each party;

•	the delivery of opinions from our respective financial advisors to the effect that the consideration given and received by each party to the merger agreement is fair, from a financial point of view, to their respective stockholders; and

•	consent to the merger by third parties, including those required under the Company’s network affiliation agreements and station leases.

     The merger agreement is terminable by either party on February 19, 2003 and can be terminated earlier, among other reasons, by mutual agreement or by either party if the other party breaches a representation or warranty or fails to perform a covenant and such breach or failure constitutes a material adverse effect.

     If the LIN TV Merger is not consummated prior to the completion of a stock offering pursuant to a registration statement filed by LIN TV on Form S-1 on February 20, 2002, it is anticipated that LIN TV will lend Sunrise and the Company sufficient funds to repay substantially all of Sunrise’s and the Company’s outstanding indebtedness and redeem the Company’s outstanding Series A Redeemable Preferred Stock, other than the Company’s Series A Redeemable Preferred Stock and Sunrise’s Senior Subordinated Notes that affiliates of Hicks Muse expect to acquire from a third party and convert into Class B Common Stock of LIN TV. The loan will bear interest, payable monthly at a rate of 9% per year and will mature one year from this issue date, subject to extension by LIN TV. The loan will be secured by substantially all of the assets of Sunrise and the Company, other than the FCC licenses, and a pledge of all of the capital stock of the Company’s subsidiary that holds those FCC licenses. The loan agreement will prohibit, among other things, the ability of Sunrise and its subsidiaries to incur any additional indebtedness or liens or enter into any transaction that is not in the ordinary course of business.

Network Affiliations.

     Each of the Stations is affiliated with a major broadcast network pursuant to an affiliation agreement. Each affiliation agreement generally provides the Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial amount of the advertising time during its broadcasts in exchange, in the case of networks other than FOX, for a specified network compensation fee payable to the Station. These payments are negotiated on a station-by-station basis and are subject to increases or decreases by the network during the term of an affiliation agreement with provisions for advance notice and a right of termination by the Station in the event of a reduction. The agreements generally are long-term in nature, and contain customary renewal provisions, which generally provide for automatic renewal for successive terms, subject to either party’s right to terminate the agreement at the end of any term upon proper notice.

     Each of the major networks has publicly indicated that it is reviewing the economic and other terms under which it provides programming to network affiliates like the Stations. Proposed changes that have been publicly discussed include: (i) reducing or eliminating the cash payments paid by networks to affiliates; (ii) reducing the period of exclusivity with respect to popular programming; (iii) reducing the amount of advertising time made available for sale by affiliates during network programming; and (iv)

requiring affiliates to share part of the costs of producing popular or special programming. In response to declining revenues, some networks have suggested that they may search for alternative methods of distribution for their programming, such as satellite and cable channels. Any of such changes could materially adversely affect the Company’s asset values and operating margins.

     The following table summarizes the network affiliation agreements for the Stations:

			2001 Compensation
Station	Network	Expiration Date	Received

			(000's omitted)
WNAC	FOX	(1)	-
WPRI	CBS	June 30, 2006	$1,223
WDTN	ABC	August 29, 2004	$985
WEYI	NBC	December 31, 2010	$262
WUPW	FOX	(1)	-
KVLY	NBC	March 28, 2002 (2)	$299
KFYR & satellites	NBC	December 31, 2001 (2)	$459
KRBC	NBC	December 31, 2010	$198	(3)
KACB	NBC	December 31, 2010	-

(1)	The Company is negotiating with FOX on renewal of the WNAC and WUPW affiliation agreements. The prior contracts remain in effect while negotiations proceed.
(2)	The Company has had preliminary discussions on the extension of these affiliation agreements. The contracts remain in effect while negotiations proceed.
(3)	Includes compensation for KACB.

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

     Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on an ad hoc basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations’ local sales staffs.

     Advertising rates are based upon a program’s popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the stations’ sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. Conversely, increases in advertising budgets targeting specific demographic groups are based upon superior coverage or the dominant competitive position of the Stations. The Company seeks to manage its advertising spot inventory efficiently to maximize advertising revenues and its return on programming costs.

     Local Sales.

     Local advertising time is sold by each Station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising generally are more stable and, due to a lower cost of sales, more profitable. The Company seeks to attract new advertisers to television, and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. The Company places a strong emphasis on experience of its local sales staff and maintains an on-going training program for sales personnel. To increase accountability of the Stations’ sales forces, management has implemented initiatives whereby sales managers are responsible for the effective management of commercial inventory using input from account executives who are responsible for preparing detailed reports and projections.

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

Industry Background

     General.

     Commercial television broadcasting began in the United States on a regular basis in the 1940s over a portion of the broadcast spectrum commonly known as the “VHF Band” (very-high frequency broadcast channels numbered 2 through 13). Television channels were later assigned by the FCC under additional broadcast spectrum commonly known as the “UHF Band” (ultra-high frequency broadcast channels numbered 14 through 83; channels 70 through 83 have since been reallocated to non-broadcast services). The license to operate a broadcast station is granted by the FCC, and due to spacing requirements and other considerations, the number of licenses allocated to any one market is limited.

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

     Television Networks.

     A majority of commercial television stations in the United States are affiliated with ABC, CBS, FOX, or NBC. The affiliation by a station with one of the four major networks has a significant impact on the composition of the station’s programming, revenues, expenses, and operations. ABC, CBS, and NBC provide the majority of affiliates’ programming each day without charge in exchange for nearly all of the available advertising time in the programs supplied, and sell this advertising time, and retain the revenues.

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

     In contrast to stations affiliated with major networks, an independent station supplies over-the-air programming through the acquisition of broadcast programs through syndication. This syndicated programming is generally acquired by the independent stations for cash and/or barter. Independent stations that acquire a program through syndication are usually given exclusive rights to show the program in the station’s market for either a period of years or a number of episodes agreed upon between the independent station and the syndicator of the programming. Types of syndicated programs aired on the independent stations include feature films, popular series previously shown on network television, and series produced for direct distribution to television stations.

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

     Rating Service Data

     All television stations in the United States are grouped into 211 television markets that are ranked in size according to the number of television households in such markets. Nielsen periodically publishes reports on the estimated audience for the television stations in the various television markets throughout the country. The audience estimates are expressed in terms of a station’s rating and share. The percentage of the total potential audience in a market viewing a particular station is that station’s rating. The percentage of households actually viewing television in a particular market viewing a particular station is that station’s share. The ratings reports provide data on the basis of total television households and selected demographic groupings in 15-minute or half-hour increments for a particular market.

     Each specific market is called a designated market area or DMA. Every county in the continental United States is assigned to a DMA of a specific television market on an exclusive basis. In larger markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing prepared by the actual viewers. In smaller markets, only weekly diaries are completed during four separate four-week periods during the course of any year. These periods are commonly known as “sweeps periods.” The Providence and Dayton markets are metered markets and our other markets are measured using weekly diaries.

Competition

     Competition in the television industry exists on several levels, including competition for audience, advertisers, and programming (including local news). Competition is continually affected by technological change and innovation, fluctuation in the popularity of competing entertainment and communications media (including newspapers, magazine, internet, and direct mail), and governmental restrictions or actions by Congress and federal regulatory bodies. Any of these factors could have a material adverse effect on the Company’s operations. Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcast station in one DMA does not compete with television broadcast stations in other DMAs. Certain market competitors who are part of larger organizations have substantially greater financial, technical, and programming resources than the Company.

     Audience.

     Stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of the Stations’ prime time programming is supplied by the networks, and is therefore dependent upon the performance of such network programs in attracting viewers. Non-network time periods are programmed by the Station primarily with syndicated programs, and locally produced news.

     The development of methods of video transmission other than over-the-air broadcasting has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition faced by a broadcast station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, and by serving as a distribution system for programming that originates on the cable and satellite systems.

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

     Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels and direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very defined audiences may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company’s operations.

     Advertising.

     Stations compete for advertising revenues, primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system operators and programmers, and newspapers serving the same market. Advertising revenues and advertising rates are based upon factors that include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA, aggressive and knowledgeable sales forces and developments of projects, features and programs that tie advertiser messages to programming.

     Historically, cable operators generally have not sought to compete with over-the-air broadcast stations for a share of the local news audience in the size markets that the Company targets. To the extent they elect to do so, increased competition from cable operators for local news audiences could have a material adverse effect on the Company’s advertising revenues. Cable operators have, however, started competing with the Stations by selling advertising spots on certain cable channels. Cable penetration in each of the Company’s markets generally exceeds 60%.

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

Federal Regulation of Television Broadcasting

General.

     The ownership, operation and sale of television stations are subject to the jurisdiction of the Federal Communications Commission (“FCC”), which acts under authority granted by the Communications Act of 1934, as amended (“Communications Act”). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership and operation of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

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

     All of the Stations currently are operating under licenses with terms expiring as follows: April 1, 2007 (WPRI), October 1, 2005 (WEYI, WDTN, WUPW), April 1, 2006 (KFYR, KMOT, KQCD, KUMV, KVLY) and August 1, 2006 (KRBC, KACB). WNAC’s license expires April 1, 2007. There can be no assurance that any of the licenses of such stations will be renewed.

Ownership Matters

     FCC Issues.

     The FCC has amended its broadcast ownership rules (collectively, the “FCC Ownership Rules”). Many of the changes are undergoing judicial review so they are subject to further changes. While the following discussion does not describe all of the FCC Ownership Rules or rule changes, it attempts to summarize those rules that appear to be most relevant to the Company.

     In August 1999, the FCC relaxed its “television duopoly” rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the current rules, one entity may have attributable interests in two television stations in the same Nielsen Designated Market Area (“DMA”) provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The FCC counts toward the eight independently owned station threshold only same-DMA television stations that have overlapping service areas with at least one of the two stations to be commonly owned. The FCC also has in place presumptive waiver criteria to permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. In order to transfer ownership in two commonly owned television stations in the same DMA, it is necessary to demonstrate compliance with the FCC Ownership Rules at the time of the transfer. Lastly, the current rules authorize the common ownership of television stations with overlapping signal contours if the stations to be commonly owned are located in different DMAs.

     Similarly, in August 1999, the FCC relaxed its “cross-ownership” rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations (or up to one television station and seven radio stations) in the same market provided that (1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with FCC rules, a single entity may have attributable interests in up to two television stations and four radio stations. In its January 2001 orders, the FCC clarified that the various “independent voices” tests are applied on a market-by-market basis, with regard to both television DMAs and radio markets. If these various “independent voices” tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

     Also in August 1999, the FCC revised the rules that determine what constitutes “cognizable interest” in applying the FCC Ownership Rules (the “Attribution Rules”). Under the current Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC’s cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet and there is no single majority shareholder; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock and there is no single majority shareholder; (3) it holds an officer or director position or (4) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceed 33% of the total asset value of the media outlet and it either (i) supplies at least 15% of a station’s weekly broadcast hours or (ii) has an attributable interest, independent of this total asset rule, in another media outlet in the same market.

     In its January 2001 orders, the FCC clarified that, for purposes of the Attribution Rules, the value of a media outlet’s total assets may be based on either book value or justifiable fair market value, and any indirect interest. It announced that it would include in a media outlet’s total assets consideration already paid for a future interest (such as an upfront payment for warrants or an option) and financial deposits to secure a loan for the outlet (such as an escrow deposit). It also confirmed that, if sudden, unexpected changes in a media outlet’s total assets cause the outlet (or its attributable parties) to fall out of compliance with the FCC’s rules, the outlet (or parties) would have a reasonable period of time (up to one year) in which to return to compliance.

     Local marketing agreements (“LMAs”) also are treated as attributable interests for purposes of the FCC Ownership Rules. The FCC grandfathered television LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Rules.

     Finally, the FCC has eliminated its “cross interest” policy, which had prohibited common ownership of a cognizable interest in one media outlet and a “meaningful” non-cognizable interest in another media outlet serving essentially the same market.

     With the changes in the FCC Ownership Rules, the Company no longer needs to maintain its waiver to own both KRBC-TV, Abilene, Texas, and KACB-TV, San Angelo, Texas, as the common ownership of these stations is now consistent with the FCC Ownership Rules.

     On March 14, 2000, STCLC filed an application with the FCC for consent to the transfer of control of Sunrise to SBP, which is controlled by Robert N. Smith. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000 (“Sunrise Reorganization”). The transfer of control of Sunrise by Hicks Muse to SBP resulted in SBP holding all of the voting stock of Sunrise. Hicks Muse sold to an unrelated party its interest in the Redeemable Preferred Stock Series A of the Company and Hicks Muse’s interest in Senior Subordinated Notes of Sunrise. This transaction was consummated on August 30, 2000. Upon the transfer of control to SBP and the sale of these interests by Hicks Muse, Hicks Muse’s interest in Sunrise and the Company became no longer attributable under the FCC Ownership Rules.

     On March 24, 2000, the Company filed an application with the FCC to convert its non-voting shares of SAC capital stock into voting shares of SAC capital stock. The application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000. A principal effect of this transaction will allow SAC to file a consolidated tax return with Sunrise and the Company.

     On January 3, 2002, the Company and STCLC filed an application with the FCC to transfer control of Sunrise from SBP to Dr. William Cunningham and William S. Banowsky, Jr. This application is pending at the Commission.

     On February 8, 2002, the Company and STCLC filed an application with the FCC to transfer control of the North Dakota Stations from SBP to Smith Television License Holdings, Inc. (“Smith”). On February 11, 2002, the Company and STCLC filed an amendment to the transfer of Sunrise to Dr. William Cunningham and William S. Banowsky, Jr. excluding the North Dakota Stations upon a successful transfer to Smith. This application is pending at the Commission.

On February 26, 2002, Sunrise, the Company and STCLC filed an application with the FCC to transfer control of STCLC from Dr. William H. Cunningham and William S. Banowsky, Jr. individually, to LIN TV in connection with the LIN TV Merger.

     Alien Ownership.

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, “Aliens”). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. The Company and its subsidiaries are domestic corporations, and the Company’s ultimate controlling stockholder is a United States citizen. The Certificate of Incorporation of each of the Company and Sunrise contain limitations on Alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the Certificate of Incorporation, the Company has the right to purchase any Alien-owned shares of the Company’s capital stock at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the Alien ownership restrictions.

     Local Television/Cable Cross-Ownership Rule.

     The Telecommunications Act of 1996 eliminated a statutory prohibition against the common ownership of a television broadcast station and a cable system that serves the same local market, but left in place a similar FCC rule. The legislative history of the Act indicates that its repeal of the statutory ban should not prejudge the outcome of any FCC review of the rule. On February 19, 2002, the D.C. Circuit vacated the FCC's decision to retain the television cable cross-ownership prohibition.

Other Matters

     Must-Carry Retransmission Consent.

     Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA, as defined by the Nielson 1997-98 DMA Market and Demographic Rank Report. These must-carry rights are not absolute, and their exercise is dependent on variables such as: (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant cable systems the authority to retransmit the broadcast signal for a fee or other consideration.

     The most recent election date for must-carry or retransmission consent was October 1, 1999. This election covers the three-year period from January 1, 2000, through December 31, 2002.

     The FCC has been conducting a rulemaking proceeding to determine carriage requirements for digital broadcast television stations on cable systems during and following the transition from analog to digital broadcasting, including carriage requirements with respect to ancillary and supplementary services that may be provided by broadcast stations over their digital spectrum. In January 2001, the FCC released a decision that addressed certain carriage requirements during the digital transition. The decision specified that a commercial television station that is broadcasting in both analog and digital formats during the digital transition period may elect cable carriage of only a single programming stream (and any program-related content) that is being broadcast via its analog or digital signal. The cable system is not obligated to carry multiple streams of programming or ancillary or supplementary services. Also, the FCC has requested further comment regarding a number of digital-related issues, including whether a television station can demand carriage for both its analog and digital signal, what should constitute program-related content, and the effect of any such provisions on direct broadcast satellite (“DBS”) providers.

     SHVIA.

     On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act (“SHVIA”). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations’ respective local markets. Beginning May 27, 2000, satellite carriers were prohibited from delivering a local signal into its local market — so called “local-into-local” service — without the consent or must-carry election of such station, but stations are obligated to engage in good faith retransmission consent negotiations with the carriers under SHVIA and FCC regulations. SHVIA does not require satellite carriers to carry local stations, however, beginning January 1, 2002, it provides that carriers that choose to retransmit one local station in a market trigger “must carry” rights for all local stations in that market. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network’s affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has designated the American Radio Relay League as the neutral arbiter of signal strength disputes, and is in the process of developing the implementation of such regulations, including having requested, in a November 2000 report, that Congress largely maintain the current means of determining signal intensity.

     Also, in November 2000, the FCC released new rules that specify how a local station may preclude the transmission to satellite subscribers within a defined area of network and syndicated programming on national superstations if the local station has exclusive local rights to such programming. These rules also enable a local station to require that satellite providers block certain local sports programming from being imported into the home team’s market when no local station is authorized to broadcast the programming. The Company intends to file the necessary notices to exercise its rights under these rules as it deems appropriate.

     Digital Television.

     The FCC has taken a number of steps to implement digital television service (“DTV”) (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals subject to the requirement that they continue to provide at least one free, over the air television service. Conversion to DTV may reduce the geographic reach of the Company’s stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services. Pursuant to the FCC’s rules, the Company’s Stations filed DTV construction permit applications on or before the November 1, 1999 deadline. The Company plans to complete construction of DTV facilities at several of its larger stations by the May 1, 2002 deadline and for the North Dakota and Texas Stations the Company will seek an extension of the deadline pursuant to FCC procedures adopted November 15, 2001. The FCC is not accepting such extension requests until January 31, 2002. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. The Company commenced conversion to DTV in 2001. Future capital expenditures by the Company will be compatible with the new technology requirements. Presently, no Company Station is broadcasting in DTV format.

Programming and Operation

     General.

     The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming that is responsive to community issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio-frequency radiation. In addition, pursuant to FCC rules which became effective on February 16, 1999, broadcast licensees will be required to disclose on a biennial basis information regarding the race, ethnic background and gender of persons with attributable positions or ownership interests in the licensee. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, or the grant of a “short” (i.e., less than the full) license renewal term or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Children’s Television Programming.

     Pursuant to legislation enacted in 1990, the amount of commercial matter broadcast during programming designated for children 12 years of age and under is limited to 12.0 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, television stations are required to broadcast a minimum of three hours per week of “core” children’s educational programming, which, among other things, must have a significant purpose of servicing the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the “core” programming requirements or the children’s commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license. The FCC has indicated its intent to enforce its children’s television rules strictly.

     Television Violence.

     Pursuant to a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with V-Chip technology, would permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with V-Chip technology under a phased implementation beginning on July 1, 1999. The Company cannot predict how the implementation of the ratings system and V-Chip technology will affect the Company’s business.

     Closed Captioning & Video Description.

     The FCC requires all television broadcasters to phase in closed captioning of most programming during the next several years, except all are required immediately to caption (or make otherwise accessible to persons with hearing disabilities) emergency information. Specifically, prior to 2002, stations must broadcast captions for at least 450 hours of new, nonexempt programming during each calendar quarter, 900 hours of such programming each calendar quarter of 2002 and 2003, 1350 hours of such programming each quarter during 2004 and 2005, and 100 percent of such programming beginning in 2006. By 2003, stations also must broadcast captions for 30 percent of all programming that had been aired prior to the rules becoming effective (“pre rule programming”), and 75 percent of such programming must be captioned by 2008. Short-form advertisements and promotionals, late night programming, primarily textual programming, and certain other forms of programming are exempt from captioning requirements. Spanish-language programming is subject to a more gradual captioning transition period. All captioning requirements are expressly subject to ongoing FCC review.

     New FCC video description requirements for television broadcast stations will take effect on April 1, 2002, but will require only network affiliates in the top 25 DMAs to provide video described programming. None of the Company’s stations are in the top 25 DMAs. Mandatory video description of emergency information, which applies to all television stations and cable operators became effective November 10, 2001.

     EEO.

     On January 31, 2001, the FCC suspended all of its EEO requirements, except its most basic requirement that licensees not discriminate, pursuant to a recent court ruling that vacated such rules as unconstitutional. The FCC issued a notice of proposed rulemaking on December 21, 2001, seeking comment on proposed rules that would emphasize dissemination of employment information to promote equal opportunities employment.

     Proposed Changes.

     The United States Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company’s broadcast stations, result in the loss of audience share and advertising revenues for the Stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example). Other matters that could affect the Company’s broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as radio and television direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

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

Employees

     As of December 31, 2001 the Company had approximately 599 full-time and 97 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002, with respect to 37 employees. WDTN has a contract with the International Brotherhood of Electrical Workers (“IBEW”) that expires July 1, 2003, with respect to 52 employees. KFYR has a contract with IBEW that expires on September 9, 2003, with respect to 10 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company’s collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Environmental Regulation

     Prior to the Company’s ownership or operation of its facilities, substances or wastes that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under the Company’s facilities may be affected by the proximity of nearby properties that have generated, used, stored, or disposed of hazardous substances. As a result, it is possible that the Company could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although the Company believes that it is in substantial compliance with such environmental requirements, and has not in the past been required to incur significant costs in connection therewith, there can be no assurance that the Company’s costs to comply with such requirements will not increase in the future. The Company presently believes that none of its properties have any condition that is likely to have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Properties

     Each Station’s real properties include a main office/studio site and tower/antenna site. The tower/antenna sites generally are located to provide maximum signal coverage. The Company generally considers its facilities and equipment to be suitable for its current operations, and generally in good condition. The Company does not anticipate any difficulties leasing or purchasing additional space. The Company continues to evaluate potential upgrades in its facilities and equipment.

     The principal executive offices of the Company are located at 720 2nd Avenue South, St. Petersburg, Florida 33701-4006. The telephone number of the Company at that address is (727) 821-7900. The following table generally describes the Company’s principal properties in each of the markets of operation:

			Approximate
Station and Property	Type of	Owned	Size		Expiration
Location	Facility and Use	or Leased	(Square Feet)		of Lease

WEYI:
Clio, Michigan	Main Office/Studio	Owned	17,500	(1)	—
	Tower/Antenna Site	Owned	17,500	(1)	—
KRBC:
Abilene, Texas	Main Office/Studio	Owned	19,312		—
Cedar Gap Mountain, Texas	Tower/Antenna Site	Owned	1,600		—
KACB:
San Angelo, Texas	Main Office/Studio	Leased	3,470		04/30/2006
San Angelo, Texas	Tower/Antenna Site	Leased	1,134		05/15/2003
Runnels County, Texas	Relay Site	Leased	500		10/31/2004
WDTN:
Dayton, Ohio	Main Office/Studio	Owned	43,500		—
Dayton, Ohio	Tower/Antenna Site	Owned	1,800		—
WPRI-TV
East Providence, Rhode Island	Main Office/Studio	Owned	24,000		—
Rehoboth, Massachusetts	Tower/Antenna Site	Owned	7,000		—
WNAC-TV:
Rehoboth, Massachusetts	Main Office/Studio	Owned	14,000	(1)	—
	Tower/Antenna Site	Owned	14,000	(1)	—
KFYR:(2)
Bismarck, North Dakota	Main Office/Studio	Owned	19,600		—
Saint Anthony, North Dakota	Tower/Antenna Site	Owned	3,840		—
KMOT:(2)
Minot, North Dakota	Main Office/Studio	Owned	9,676	(1)	—
	Tower/Antenna Site	Owned	9,676	(1)	—
KUMV:(2)
Williston, North Dakota	Main Office/Studio	Owned	7,884		—
Judson Township,
North Dakota	Tower/Antenna Site	Owned	3,168		—
KQCD:(2)
Dickinson, North Dakota	Main Office/Studio	Owned	3,600		—
Stark County, North Dakota	Tower/Antenna Site	Owned	2,400		—
KVLY:(2)
Fargo, North Dakota	Main Office/Studio	Owned	15,200		—
Blanchard, North Dakota	Tower/Antenna Site	Leased	4,320		07/31/2062
Grand Forks, North Dakota	Sales and News Office	Leased	1,500		12/31/2003
WUPW:
Toledo, Ohio	Main Office/Studio	Leased	15,100		06/30/2007
Toledo, Ohio	Tower/Antenna Site	Leased	800		12/20/2089
Corporate:
St. Petersburg, Florida	Office	Leased	5,500		06/30/2003
Wichita, Kansas	Office	Leased	4,068		08/31/2005

(1)	Main office/studio and tower/antenna site are at the same location.
(2)	The North Dakota Stations are interconnected with a significant number of microwave towers.

Item 3. Legal Proceedings

     Lawsuits and claims are filed against the Company from time to time in the ordinary course of business including suits based on defamation. Management believes that the outcome of any such pending matters will not materially affect the financial position, results of operations or cash flows of the Company.

     On January 18, 2002, at the request of LIN under the powers provided in the LIN Management Agreement, the Company served notice on Katz Media Group, Inc. and Katz Millennium Sales and Marketing, Inc. (“Katz”) that they were terminating the representation agreement for WPRI, WNAC, WUPW, WDTN, and WEYI (the “Katz Stations”) effective January 25, 2002, and switching these stations to Petry Media Corporation and subsidiaries (“Petry”). On February 5, 2002, the Company received a letter from Katz indicating that they were due commissions on the Katz Stations for commissions aired through January 25, 2002, of $0.2 million and for sales contracted or committed to prior to January 26, 2002, which will be broadcast after January 25, 2002 in the amount of $0.2 million. Additionally, Katz made certain claims related to termination obligations related to the Katz Stations in the amount of $2.5 million. On February 19, 2002, Petry agreed to indemnify and defend the Company against any loss arising out of the termination of the Katz Stations representation agreements with Katz. The claims are being negotiated between Katz and Petry and the Company presently believes that there will be a settlement between the two parties that will not result in any liability on behalf of the Company.

Item 4. Submission of Matters to a Vote of Securities Holders

     On December 11, 2001, Sunrise, in its capacity as the sole stockholder of the Company, voted the sole affirmative vote by written consent to (i) remove John H. Massey as a director of the Company effective as of such date, and (ii) to elect William S. Banowsky, Jr. to serve as a director of the Company effective as of such date, until the next annual meeting of the stockholders of the Company and until his successor has been elected or qualified or, if earlier, until his death, resignation, or removal from office. After giving effect to the written consent of December 11, 2001, the board of directors of the Company consisted of Robert N. Smith, Dr. William Cunningham and William S. Banowsky, Jr.

     On December 11, 2001, the annual meeting of stockholders of Sunrise convened to vote for the election of the director designated as the Class I director of Sunrise, whose current term was set to expire at such meeting. Mr. Robert N. Smith was the only properly slated nominee for such election. The result of the vote was one in favor with no votes against or withheld. As a result, Robert N. Smith received the votes of a majority of the shares of the Class A Common Stock of Sunrise represented and entitled to vote at the meeting, and was thereby elected as the Class I director of Sunrise, to serve in such capacity until his successor is elected or appointed and qualified or, if earlier, until his death, resignation, or removal. After giving effect to the vote at the December 11, 2001, annual meeting of stockholders of Sunrise, the board of directors of Sunrise consisted of Dr. William Cunningham, Robert N. Smith and John H. Massey.

     On January 3, 2002, in connection with the consummation of the LIN Management Agreement, Sunrise Television Partners, L.P., the holder of all outstanding Class B Common Stock of Sunrise, voted the sole affirmative vote by written consent in accordance with the Second Amended and Restated Certificate of Incorporation of Sunrise (“Sunrise Charter”) to (i) amend the Sunrise Charter increasing the number of shares authorized to be issued by Sunrise (“Sunrise Charter Amendment”), (ii) approve the issuance of the Warrant to LIN to purchase up to 139,780 shares of Class B Common Stock of Sunrise, and (iii) approve the issuance of options to purchase up to 55,912 shares of Class B Common Stock by certain key employees and eligible non-employees of Sunrise and its subsidiaries, under the terms of the 2002 Stock Option Plan of Sunrise and pursuant to a Non-Qualified Stock Option Letter (see Management Agreement with LIN Television Corporation).

     On January 3, 2002, the annual meeting of stockholders of Sunrise convened to vote for the election of the director designated as the Class II director of Sunrise, whose current term was set to expire at such meeting. Mr. William S. Banowsky, Jr. was the only properly slated nominee for such election. The result of the vote was one in favor with no votes against or withheld. As a result, Mr. William S. Banowsky, Jr. received the votes of a majority of the shares of the Class A Common Stock of Sunrise represented and entitled to vote at the meeting and was thereby elected as the Class II director of Sunrise, to serve in such capacity until his successor is elected or appointed and qualified or, if earlier, until his death, resignation, or removal. After giving effect to the vote at the January 3, 2002, annual meeting of stockholders of Sunrise, the board of directors of Sunrise consisted of Dr. William Cunningham, Robert N. Smith and William S. Banowsky, Jr. Additionally, the record holder of the majority of the shares of the Class A Common Stock of Sunrise represented and entitled to vote at the meeting voted in favor of the Sunrise Charter Amendment. The result of the vote was one in favor with no votes against or withheld. As a result, the Sunrise Charter Amendment was approved.

     On January 7, 2002, Sunrise Television Partners, L.P. (“STPLP”), the holder of all outstanding Class B Common Stock of Sunrise, voted the sole affirmative vote by written consent to: (i) approve the LIN Management Agreement; (ii) approve a Registration Rights Agreement granting to LIN piggy-back registration rights in respect of the share of Class B Common Stock issuable on exercise of the Warrant; (iii) approve the SBG Management Agreement (see Management Agreement with Smith Broadcasting Group, Inc.); (iv) approve a First Amendment to Monitoring and Oversight Agreement with Hicks Muse pursuant to which the monitoring fee payable by the Company and Sunrise to Hicks Muse was reduced to an aggregate annual fee of $0.1 million plus reimbursed expenses (see Item 13. Certain Relationships and Related Transactions); and (v) approve a Waiver and Seventh Amendment to the Senior Credit Agreement among Sunrise, the Company, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A., Citicorp USA, Inc., and JPMorgan Chase Bank (see Item 7, Liquidity and Capital Resources).

     On February 8, 2002, Sunrise, the sole stockholder of the Company, voted the sole affirmative vote by written consent to approve an Asset Purchase Agreement among the Company, STCLC, and Smith Television.

     On February 8, 2002, the holder of all outstanding Class A Common Stock of Sunrise, pursuant to the terms of the 2002 Stock Option Plan of Sunrise, voted the sole affirmative vote by written consent of the holder of a majority of all outstanding Class A Common Stock of Sunrise to approve the First Amendment to the Stock Option Plan, which increases the number of stock options of Class B Common Stock of Sunrise authorized to be issued under the 2002 Stock Option Plan.

     On February 8, 2002, the holder of all outstanding Class B Common Stock of Sunrise, voted the sole affirmative vote by Written consent to approve (i) the Asset Purchase Agreement among the Company, STCLC and Smith Television and (ii) the grant of options to purchase up to 3,000 shares of Class B Common Stock of Sunrise at a price of $61.41 to each of Dr. William Cunningham and William S. Banowsky, Jr., pursuant to the 2002 Stock Option Plan of Sunrise, as amended by the First Amendment to the Sunrise Television Corp. 2002 Stock Option Plan.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     There is no established public trading market for the Company’s common stock, par value $0.01 per share (the "Common Stock"). All of the Company’s Common Stock is held by Sunrise. The Company has never paid a cash dividend with respect to its Common Stock. The Company’s Senior Credit Agreement and Senior Subordinated Notes generally prohibit the Company from paying dividends on its Common Stock.

     On February 24, 1997, the Company issued 1,000 shares of its Common Stock to Sunrise in a private transaction for a cash purchase price of $50.0 million in reliance on the exemption, set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), from the registration requirement set forth in Section 5 of the Securities Act.

     On March 1, 1997, the Company sold 300,000 shares of its 14% Redeemable Preferred Stock Series A in a private placement in reliance on Section 4(2) of the Securities Act for a cash purchase price of $28.95 million, with an aggregate liquidation preference of $30.0 million, or $100 per share, in connection with the acquisition of the Jupiter/Smith Stations. These shares are entitled to quarterly dividends and accrue at a 14% rate per annum. At December 31, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

     On March 25, 1997, the Company sold $100.0 million aggregate principal amount of its 11% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”) in reliance on Rule 144A of the Securities Act to Chase Securities, Inc., NationsBanc Capital Markets, Inc., and Schroder Wertheim & Co. as the initial purchasers. The Company paid discounts to the initial purchasers of 3% of the aggregate principal amount of the Senior Subordinated Notes sold.

     On February 5, 1999, the Company entered into a $90.0 million Redeemable Preferred Stock Series B bridge financing agreement (“Preferred Agreement”) with three purchasers, two of which are participants in the Senior Credit Agreement and sold $37.5 million of Redeemable Preferred Stock Series B to fund the WUPW purchase in a private transaction for cash in reliance on the exemption set forth in Section 4(2) of the Securities Act from the registration requirement set forth in Section 5 of the Securities Act. On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement, and the availability for selling additional preferred stock under the Preferred Agreement was cancelled.

     On December 30, 1999, the Company issued and sold 25,000 shares of its 14% Redeemable Preferred Stock Series B to Sunrise in a private transaction for an aggregate cash purchase price of $25.0 million in reliance on the exemption set forth in Section 4(2) of the Securities Act from the registration requirement set forth in Section 5 of the Securities Act. These shares are entitled to quarterly dividends and accrue at a rate per annum of 14%. At December 31, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series B.

Item 6. Selected Consolidated Historical Financial Data

     The following table sets forth the selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected consolidated financial data for the three years ending December 31, 2001 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

	OPERATIONS OF		HISTORICAL
	PREDECESSOR(1)		STC BROADCASTING, INC.

		Two Months	Ten Months
	Year Ended	Ended	Ended
	December 31,	February 28,	December 31,	Years Ended December 31,
	1996	1997	1997	1998	1999	2000	2001

	(Dollars in thousands)		(Dollars in thousands)
Statement of Operations Data:
Net revenues	$37,559	$5,228	$36,231	$67,123	$81,157	$80,231	$66,954

Expenses:
Station expenses	22,145	3,786	21,141	38,058	47,413	42,356	44,255
Depreciation	4,286	757	3,475	8,207	13,405	13,933	11,748
Amortization	5,860	977	8,380	16,162	22,505	22,244	18,643
Corporate expenses	840	146	1,402	2,347	3,499	3,927	3,096
Interest expense	6,072	963	10,281	16,965	21,114	19,332	13,934
Gain on asset swap	—	—	—	(17,457)	—	—	—
Gain on sale of stations, net	—	—	—	—	(4,500)	—	(67,781)
Impairment charge on North Dakota stations	—	—	—	—	—	—	11,239
Other, net	(1,552)	(39)	(329)	(42)	1,127	3,183	1,111

(Loss) income before income tax	(92)	(1,362)	(8,119)	2,883	(23,406)	(24,744)	30,709
Income tax benefit (provision)	—	—	299	(1,823)	7,525	13,539	(13,599)

Net (loss) income before extraordinary item	(92)	(1,362)	(7,820)	1,060	(15,881)	(11,205)	17,110
Extraordinary loss from early retirement of debt, net of income tax benefit	—	—	—	(2,860)	—	—	—

Net (loss) income	(92)	(1,362)	(7,820)	(1,800)	(15,881)	(11,205)	17,110
Dividends and accretion on Redeemable Preferred Stock(2)	—	—	(3,763)	(5,100)	(7,423)	(10,461)	(11,968)

Net (loss) income applicable to common stock	$(92)	$(1,362)	$(11,583)	$(6,900)	$(23,304)	$(21,666)	$5,142

Basic and diluted net loss per common share Loss excluding extraordinary item			$(11,583)	$(4,040)	$(23,304)	$(21,666)	$5,142
Extraordinary item			—	(2,860)	—	—	—

Total			$(11,583)	$(6,900)	$(23,304)	$(21,666)	$5,142

Dividends paid – common stock			$—	$—	$—	$—	$—

Other Financial Data:
Net cash provided by (used in):
Operating activities	$9,557	$1,632	$5,106	$13,880	$6,102	$15,560	$6,996
Investing activities	(108,298)	(233)	(201,986)	(137,257)	(34,004)	(9,943)	67,193
Financing activities	101,405	—	198,512	127,092	26,464	(4,500)	(71,100)

Broadcast cash flow(3)(6)	15,405	1,441	14,990	29,082	33,564	37,556	22,122
Broadcast cash flow margins(4)	41.02%	27.60%	41.37%	43.33%	41.36%	46.81%	33.04%
EBITDA(5)(6)	$14,565	$1,295	$13,588	$26,735	$30,065	$33,629	19,026
Capital expenditures	2,966	264	2,848	5,573	5,781	4,939	8,062
Amortization of program rights	3,581	620	3,214	5,696	6,178	5,013	5,603
Payments on program rights	3,590	621	3,314	5,679	6,358	5,332	6,180

Balance Sheet Data (end of period):
Total assets			240,791	384,512	384,173	348,757	304,031
Long term debt (including current portion):
Senior Credit Agreement			14,500	111,000	99,750	95,250	24,150
Senior Subordinated Debt			100,000	100,000	100,000	100,000	100,000
Redeemable Preferred Stock
Series A			32,263	37,364	43,196	49,870	57,507
Series B			—	—	24,305	28,092	32,423
Stockholder’s equity			52,429	78,729	70,425	48,759	54,097

Notes to Selected Historical Financial Data
(Dollars in thousands)

(1)  Financial statements for periods presented are at the Jupiter/Smith Stations cost basis and refers to the period that the Jupiter/Smith Stations were owned by Jupiter and operated by SBP, an affiliate of Robert N. Smith.

(2)  Reflects dividend requirement and accretion on the Series A and Series B redeemable preferred stock.
(3)  Broadcast cash flow consists of net revenues minus station expense plus amortization of program rights minus payments on program rights.
(4)  Broadcast cash flow margin is broadcast cash flow divided by net revenues expressed as a percentage.
(5)  EBITDA is defined as broadcast cash flow less corporate expenses.
(6)  The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by bondholders to measure a company’s ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The operating revenues of the Stations are derived primarily from advertising revenues and, to a lesser extent, compensation paid by the networks to the Stations for broadcasting network programming. The Stations’ primary operating expenses are employee compensation and related benefits, news gathering costs, syndicated programming expenditures and promotional costs. A significant proportion of the operating expenses of the Stations are considered fixed.

     The Stations receive revenues from advertising sold for placement within and adjoining its local programming and network programming. Advertising is sold in time increments and is priced primarily on the basis of a program’s popularity within the demographic group an advertiser desires to reach, as measured principally by audience surveys conducted in February, May and November of each year. The ratings of local television stations affiliated with a national television network can be affected by ratings of network programming. Advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the markets served by the television station and the availability of alternative advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours, generally during local news programming, access (the hour before prime time), early fringe (3:00 p.m. to 5:00 p.m.) and prime time.

     Most spot advertising contracts are short-term and generally run for only a few weeks. A majority of the revenues of the Stations are generated from local advertising, which is sold primarily by a Station’s sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Stations generally pay commissions to advertising agencies on local and national advertising, and on national advertising the Stations pay commissions to the national sales representatives operating under agreements that provide for exclusive representation within the particular Station market. The spot broadcast revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Advertising spending by political candidates is typically heaviest during the second and fourth quarters in the even years (e.g. 1998, 2000). In 2000, the Stations’ advertising revenues benefited from local, congressional and presidential elections and the Summer Olympic Games on NBC.

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

Net Broadcasting Revenues

     Set forth below are the principal types of revenues that the Company has generated for the periods indicated and the percentage contribution of each to total revenues.

	Years Ended December 31,

	1999		2000		2001

	$	%	$	%	$	%

Net broadcasting revenues:
Spot revenue
Local	$49,121	60.5%	$43,303	54.0%	$42,127	62.9%
National	30,161	37.2%	24,723	30.8%	25,592	38.2%

Total local and national	79,282	97.7%	68,026	84.8%	67,719	101.1%
Political	462	0.6%	7,501	9.3%	384	0.6%

Gross spot revenue	79,744	98.3%	75,527	94.1%	68,103	101.7%
Less agency and national representative commissions	(12,080)	(14.9)%	(11,360)	(14.1)%	(10,237)	(15.3)%

Net spot revenue	67,664	83.4%	64,167	80.0%	57,866	86.4%
Network compensation	5,340	6.6%	4,045	5.0%	2,854	4.3%
Income from joint operating agreements	3,622	4.5%	4,279	5.3%	1,995	3.0%
Income from time brokerage agreements	—	—	3,677	4.6%	97	0.1%
Revenue realized from barter transactions	2,913	3.6%	2,577	3.2%	2,717	4.1%
Other	1,618	1.9%	1,486	1.9%	1,425	2.1%

Total net broadcasting revenue	$81,157	100.0%	$80,231	100.0%	$66,954	100.0%

Results of Broadcasting Operations

     Set forth below is a summary of the operations of the Company for the years indicated and their percentages of net revenues.

	Years Ended December 31,

	1999		2000		2001

		% of Net		% of Net		% of Net
	$	Revenues	$	Revenues	$	Revenues

Net broadcasting revenues:	$81,157	100.0%	$80,231	100.0%	$66,954	100.0%

Broadcasting expenses:
Station operating	25,144	31.0%	21,331	26.6%	22,914	34.2%
Operating, selling, general and administrative	19,322	23.8%	18,610	23.2%	18,712	28.0%

Total operating, selling, general and administrative	44,466	54.8%	39,941	49.8%	41,626	62.2%
Realized from barter transactions	2,947	3.6%	2,415	3.0%	2,629	3.9%
Depreciation	13,405	16.5%	13,933	17.4%	11,748	17.5%
Amortization	22,505	27.7%	22,244	27.7%	18,643	27.9%
Corporate expenses	3,499	4.4%	3,927	4.9%	3,096	4.6%

Total broadcasting expenses	86,822	107.0%	82,460	102.8%	77,742	116.1%

Broadcasting loss	$(5,665)	(7.0)%	$(2,229)	(2.8)%	$(10,788)	(16.1)%

Broadcast Cash Flow and EBITDA

     The following table sets forth certain data for the three years ended December 31, 2001.

	Years Ended December 31,

	1999	2000	2001

Broadcasting Loss	$(5,665)	$(2,229)	$(10,788)
Add: Amortization of program rights	6,178	5,013	5,603
Depreciation of property and equipment	13,405	13,933	11,748
Amortization of intangibles	22,505	22,244	18,643
Corporate expenses	3,499	3,927	3,096
Less: Payments for program rights	(6,358)	(5,332)	(6,180)

BROADCAST CASH FLOW	33,564	37,556	22,122
Less: Corporate Expenses	(3,499)	(3,927)	(3,096)

EBITDA	$30,065	$33,629	$19,026

Broadcast Cash Flow Margin	41.4%	46.8%	33.0%

EBITDA Margin	37.0%	41.9%	28.4%

     The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by bondholders to measure a company’s ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not measures of financial performance under generally accepted accounting principles and should not be considered in isolation or as substitutes for measures of performance prepared in accordance with generally accepted accounting principles.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     In the discussion comparing the years ended December 31, 2001 and 2000, WEYI, WDTN, WUPW, KRBC, KACB, KVLY, KFYR and its satellite stations will be referred to as Core Stations. WTOV and WJAC will be referred to as the Cox Stations and WNAC and its interest in the broadcast cash flow of WPRI and WNAC for the period January 1, 2001, through May 31, 2001, and the combined operation of WPRI and WNAC from June 1, 2001 through December 31, 2001 will be referred to as the Providence Market.

Summary Information

     The following table details the change in broadcasting income (loss) of the different groupings between the year ended December 31, 2001 and the year ended December 31, 2000.

	Core	Cox	Providence
	Stations	Stations	Market	Total

Net broadcasting revenues	$(10,737)	$(14,139)	$11,599	$(13,277)
Operating expenses:
Station operating	(871)	(3,301)	5,755	1,583
Selling, general and administrative	(638)	(2,634)	3,374	102
Realized from barter transactions	(174)	(502)	890	214
Depreciation	(639)	(2,492)	946	(2,185)
Amortization	(415)	(5,415)	2,229	(3,601)
Corporate expenses	(831)	0	0	(831)

Broadcasting (loss) income	$(7,169)	$205	$(1,595)	$(8,559)

Core Stations

     The following table details increases or (decreases) in the gross spot revenues by market segment between the year ended December 31, 2001 and the year ended December 31, 2000.

Segment Groups	National	Local	Political	Total Spot

49 – 75 DMA	$(2,907)	$(2,309)	$(3,979)	$(9,195)
76 DMA and above	57	262	(2,786)	(2,467)

Total	$(2,850)	$(2,047)	$(6,765)	$(11,662)

     Station operating expenses decreased $0.7 million due to decreased amortization of program rights when compared to 2000. Sales, general and administrative expenses decreased due to lower sales compensation of approximately $0.2 million on reduced sales, a $0.2 million reduction in promotion costs, and a $0.1 million reduction in bonuses to station management. Amortization of intangibles and depreciation decreased by $0.4 million and $0.8 million respectively, due to the pending sale of the North Dakota Stations and the corresponding reduction of amortization for two months. Corporate expenses decreased by $0.7 million due to reduced salary costs and related benefits.

Other Items

Interest Expense

     Interest expense decreased by $5.4 million to $13.9 million for the year ended December 31, 2001, from $19.3 million for the year ended December 31, 2000. Interest expense on the Senior Credit Agreement was decreased by approximately $0.5 million due to lower effective interest rates during the period and $5.0 million due to lower amounts outstanding during the year.

Other Expenses, net

     Other expenses, net decreased by $2.1 million to $1.1 million for the year ended December 31, 2001, from $3.2 million for the year ended December 31, 2000.

     During 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the Department of Justice on a timely basis. There was no comparable amount for 2001. During 2000, the Company incurred direct and incremental costs related to the sale of WTOV and WJAC in the amount of $0.8 million, with no comparative amount for 2001.

     During 2001, interest income increased by $0.6 million as a result of income related to the amounts held in escrow accounts by our senior lenders and indemnity escrow agent all of which related to the Cox sale. During 2001, the Company incurred $0.4 million of expenses as a result of terminating the Company’s regional vice president and incurred $0.2 million of expenses related to the Lin Management Agreement, with no comparable amount for 2000.

     During 2001, the Company incurred a $1.4 million loss on disposal of property and equipment, a majority of which resulted from the replacement of analog transmitters at WNAC and WEYI. During 2000, the Company incurred a $1.8 million loss on disposal of property and equipment, of which approximately $1.1 million related to losses at the North Dakota Stations as a result of replacement of older equipment and approximately $0.7 million of the loss resulted from replacement of older equipment at WDTN and WUPW.

Gain on Sale of Stations

     For the year ended December 31, 2001, the Company recorded a net gain of $67.8 million from the sale of stations with no comparable amounts for 2000. The gain consisted of approximately $78.3 million on the combined sale of the stock of WJAC Incorporated and the assets of WTOV to Cox offset by a $9.6 million loss on the sale of WNAC assets.

Impairment Charge on North Dakota Stations

     Due to a pending sale of the North Dakota Stations, at December 31, 2001, the Company recorded an $11.2 million impairment charge related to intangible assets whose carrying value exceeded fair market value.

Income Tax Provision

     Income tax provision increased by $27.1 million to $13.6 million for the year ended December 31, 2001, from $13.5 million tax benefit for the year ended December 31, 2000, due primarily to a provision for the gain on sale of WJAC and WTOV.

Dividends

     Redeemable preferred stock dividends and accretion increased by $1.5 million to $12.0 million for the year ended December 31, 2001, from $10.5 million for the year ended December 31, 2000. The increases are a result of higher outstanding balances on the Series A and B Preferred Stock.

Net Income (Loss) Applicable to Common Shareholder

     Net income increased by $26.8 million to $5.1 million of net income for the year ended December 31, 2001 from a net loss of $21.7 million for the year December 31, 2000, for the reasons stated above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     In the discussion comparing the years ended December 31, 2000 and 1999, WEYI, KRBC, KACB, WDTN, WNAC, KVLY, KFYR, KMOT, KUMV, and KQCD will be referred to as Core Stations. WTOV and WJAC will be referred to as the Cox Stations. The acquisition of television station WUPW closed on February 1, 1999. The sale of the non-license assets of WROC and the entering into of a time brokerage agreement will be referred to as the WROC Sale and was effective April 1, 1999. The WROC license closing was on December 23, 1999.

Summary Information

     The following table details the change in broadcasting income (loss) of the different groupings between the year ended December 31, 2000 and the year ended December 31, 1999.

	Core	WUPW	WROC	Cox
	Stations	Acquisition	Sale	Stations	Total

Net broadcasting revenues	$4,732	$412	$(2,598)	$(3,472)	$(926)
Broadcasting expenses:
Station operating	(832)	330	(1,221)	(2,090)	(3,813)
Selling, general and administrative	1,002	475	(633)	(1,556)	(712)
Realized from barter transactions	56	(36)	(127)	(425)	(532)
Depreciation	448	251	(285)	114	528
Amortization	0	408	(670)	1	(261)
Corporate expenses	428	0	0	0	428

Broadcasting income (loss)	$3,630	$(1,016)	$338	$484	$3,436

Core Stations

     The following table details increases or (decreases) in the gross spot revenues by market segment between the year ended December 31, 2000 and the year ended December 31 1999:

Segment Groups	National	Local	Political	Total Spot

49 – 75 DMA	$(950)	$(422)	$3,776	$2,404
76 DMA and above	(945)	358	2,838	2,251

	$(1,895)	$(64)	$6,614	$4,655

     Station operating expenses decreased due to lower program rights amortization of $0.3 million, a $0.4 million reallocation of power costs related to studio operations from station operating to selling, general and administrative and other cost reductions of $0.2 million offset by an increase in news expenditures of $0.1 million. Selling, general and administrative expenses increased as a result of higher sales costs of $0.5 million, a $0.4 million reallocation of power costs from station operating expenses, and higher benefit costs of $0.2 million. Depreciation expense increased by $0.4 million due to acquisition of property during the year. Corporate expenses increased $0.3 million due to increased salary and related benefits costs and $0.1 million for increased facilities cost.

Other Items

Interest Expense

     Interest expense decreased by $1.8 million to $19.3 million for the year ended December 31, 2000, from $21.1 million for the year ended December 31, 1999. Interest expense on the Senior Credit Agreement was decreased by approximately $2.1 million due to lower average outstanding balances and increased by $0.5 million due to higher effective interest rates.

Other, Net

     Other expenses, net, increased by $2.1 million to $3.2 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999.

     During 2000, the Company wrote off $0.9 million related to its planned acquisition of three stations from Sinclair Communications, Inc. due to not receiving an approval from the Department of Justice on a timely basis. There was no comparable amount for 1999.

     During 1999, the Company and Sunrise contemplated selling either debt securities of Sunrise or preferred stock of the Company in a private placement to fund the acquisition under the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The year ended December 31, 1999 included a $0.8 million charge for the cancelled debt offering. There was no comparable amount for 2000.

     During 2000, the Company incurred direct and incremental costs related to the sale of WTOV and WJAC in the amount of $0.8 million, with no comparable amount for 1999. Loss on disposal of property and equipment increased by $1.4 million over the comparable amount for 1999. Approximately $1.1 million of the additional loss related to losses on disposal of property and equipment at the North Dakota Stations resulting from installation of new equipment.

Income Tax Benefit

     Income tax benefits increased by $6.0 million to $13.5 million for the year ended December 31, 2000, from $7.5 million tax benefit for the year ended December 31, 1999, due primarily to the reversal of valuation allowance for deferred tax assets associated with net operating loss carryforwards of non-qualifying subsidiaries. The Company’s former non-qualifying subsidiaries now qualify to file a consolidated federal income tax return due to changes in the Company’s ownership control.

Dividends

     Redeemable preferred stock dividends and accretion increased by $3.1 million to $10.5 million for the year ended December 31, 2000, from $7.4 million for the year ended December 31, 1999. The increases are a result of the higher rate of interest on the Series B Preferred Stock issued in December 1999, as compared to the initial issuance of the Series B Preferred Stock in the first quarter of 1999, and to higher outstanding balances on the Series A and B Preferred Stock.

Net Income (Loss) Applicable to Common Shareholder

     Net loss decreased by $1.6 million to $21.7 million of net loss for the year ended December 31, 2000 from a net loss of $23.3 million for the year ended December 31, 1999 for the reasons stated above.

Liquidity and Capital Resources

     As of December 31, 2001, the Company had $8.1 million in cash balances and net working capital of approximately $46.3 million. The Company’s primary sources of liquidity are cash provided by operations, availability under the Senior Credit Agreement and the equity contributions by Sunrise.

     Net cash flows provided by operating activities decreased by $8.6 million to $7.0 million for the year ended December 31, 2001 from $15.6 million for the year ended December 31, 2000. The Company made interest and film payments of $13.4 million and $6.2 million, respectively, during the year ended December 31, 2001 compared to $18.8 million and $5.3 million, respectively for the year ended December 31, 2000. In 2001, the Company recorded a gain on the sale of stations in the amount of $67.8 million and recorded an impairment of certain intangible assets of the North Dakota Stations in the amount of $11.2 million with no comparable amounts for 2000.

     Net cash flows provided by investing activities increased by $77.1 million to $67.2 million for the year ended December 31, 2001 from $9.9 million used in for the year ended December 31, 2000. During 2001, the Company generated net proceeds from the sale of television stations of approximately $127.1 million and used cash flows of $52.1 million for the purchase of WPRI and its related working capital. The

Company made capital expenditures of $8.1 million and $4.9 million for the years ended December 31, 2001 and 2000, respectively. In 2000, the Company made a $5.0 million deposit on the purchase of WPRI.

     Net cash flows used in financing activities increased by $66.6 million to $71.1 million for the year ended December 31, 2001 from $4.5 million for the year ended December 31, 2000. From the proceeds of the Cox sale in 2001, the Company made net payments of $71.1 million on the Senior Credit Agreement.

     The Company’s liquidity needs consist primarily of debt service requirements for the Senior Credit Agreement and the Senior Subordinated Notes, working capital needs, the funding of capital expenditures, including digital television, and potential acquisitions. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the Senior Credit Agreement and the Senior Subordinated Notes.

     Principal and interest payments under the Senior Credit Agreement and the Senior Subordinated Notes will represent significant liquidity requirements for the Company in the future. Loans under the Senior Credit Agreement bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Credit Agreement and the Senior Subordinated Notes limit the Company’s ability to pay cash dividends prior to May 2002. The Senior Credit Agreement and the Senior Subordinated Notes impose certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make restricted payments, consummate certain asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Sunrise, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

     In 1997, the Company completed a private placement of $100.0 million principal amount of its Senior Subordinated Notes, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms. Interest on the Senior Subordinated Notes is payable on March 15 and September 15 of each year.

     On July 2, 1998, the Company entered into a Senior Credit Agreement with various lenders which provides a $100.0 million term loan facility and $65.0 million revolving credit facility. The term loan facility is payable in quarterly installments commencing on September 30, 1999 and ending June 3, 2006. The revolving loan facility requires scheduled annual reductions of the commitment amount commencing on September 30, 2001. At December 31, 2001, the Company had outstanding $24.2 million on the term loan facility and $0.0 million under the revolving loan facility.

     The following table shows scheduled payments for the next six years on the Senior Credit Agreement and the Senior Subordinated Notes.

Year	(amounts in millions)

2002	$0.0
2003	0.2
2004	7.4
2005	7.4
2006	9.2
2007	100.0

$124.2

     The Senior Credit Agreement provides for first priority security interest in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. Any loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company’s current direct and indirect and any future subsidiaries. The Senior Credit Agreement contains certain financial operating maintenance covenants. The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate expenses.

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

     On December 21, 2001, in connection with the anticipated execution and delivery of the LIN Management Agreement, the Company, Sunrise and certain of the Company’s senior lenders entered into a Waiver and Seventh Amendment (the “Seventh Amendment”) to the Senior Credit Agreement pursuant to which the Company’s senior lenders agreed, among other things, to waive the Company’s compliance with certain financial covenants through and including the fiscal quarter ending June 30, 2002, waive compliance with certain covenants under the credit agreement that would have otherwise prohibited the transactions contemplated by the LIN Management Agreement, and waive any event of default during the period from December 31, 2001 to June 30, 2002 that may arise under the credit agreement solely relating to Sunrise’s compliance with its $25.0 million senior subordinated promissory notes issued in 1999. Additionally, the Company’s senior lenders agreed, among other things, to modify the compliance thresholds in respect of the Company’s consolidated interest coverage ratio and senior leverage ratio. In exchange for the waivers and amendments granted by the Company’s senior lenders, the Company agreed that it would, during the period from December 21, 2001 through June 30, 2002, (i) limit the availability of its revolving line of credit to no more than $13.0 million outstanding at any one time, (ii) fix the margins payable on borrowings bearing interest at the base rate and eurodollar rate at 1.50% and 2.75%, respectively, (iii) fix the commitment fee payable on the Company’s unused revolving line of credit at 0.50%, (iv) use the proceeds of any asset sales consummated during such period to repay the senior lenders, (v) limit the amount of additional indebtedness incurred by the Company and its subsidiaries, and (vi) limit the scope of dividends permitted to be paid to Sunrise. The Company incurred $0.4 million in fees related to the Seventh Amendment. After the Seventh Amendment became effective, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

     On February 8, 2002, the Company and STCLC entered into an Asset Purchase Agreement with Smith Television to sell substantially all the assets of the North Dakota Stations. The Company has requested a waiver from its senior lender of a loan covenant prohibiting the potential sale of these stations. The Company believes that the waiver will be granted since the proceeds will pay down all remaining amounts under the term loan portion of the Senior Credit Agreement.

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

     On January 5, 2001, the Company closed the sale of WJAC and WTOV to Cox and used $71.1 million of the proceeds to reduce the term portion of the Senior Credit Agreement. Simultaneous with the sale to Cox, the Company cancelled its $70.0 million and $25.0 million swap agreements and entered into a new swap agreement that fixed the interest rate on $25.0 million of its remaining floating rate borrowings for 18 months at 4.56% plus the applicable borrowing margin. On June 29, 2001, the Company cancelled its new interest rate swap by making a payment of approximately $0.2 million.

     On March 1, 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30.0 million, or $100 per share, which are entitled to quarterly dividends that will accrue at a rate per annum of 14%. On December 30, 1999, the Company issued and sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25.0 million. Each share is entitled to quarterly dividends that will accrue at a rate per annum of 14%. The Company’s Senior Credit Agreement and Senior Subordinated Notes prohibit the payment of cash dividends until May 31, 2002. At December 31, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A and Series B.

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

     On February 19, 2002, Sunrise entered into the LIN TV Merger, which provides, inter alia, that in the event that the merger of Sunrise with LIN TV is not consummated prior to the completion of a stock offering pursuant to a registration statement filed by LIN TV on Form S-1 on February 20, 2002, it is anticipated that LIN TV will lend the Company funds sufficient to repay substantially all of Sunrise’s and the Company’s outstanding indebtedness and redeem the Company’s outstanding Series A Redeemable Preferred Stock, other than the Company’s Series A Redeemable Preferred Stock and Sunrise’s Senior Subordinated Notes that affiliates of Hicks Muse expect to acquire from a third party and convert into Class B Common Stock of LIN TV. The loan will bear interest, payable monthly at a rate of 9% per year and will mature one year from this issue date, subject to extension by LIN TV. The loan will be secured by substantially all of the assets of Sunrise and the Company, other than the FCC licenses, and a pledge of all of the capital stock of the Company’s subsidiary that holds those FCC licenses. The loan agreement will prohibit, among other things, the ability of Sunrise and its subsidiaries to incur any additional indebtedness or liens or enter into any transaction that is not in the ordinary course of business.

Risk Factors

     We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations. Some of the circumstances that may occur and may impair our business are described below. If any of the following circumstances were to occur, our business could be materially adversely affected.

The LIN Merger May Not be Consummated.

     The closing of the LIN TV Merger may not occur. It is conditioned upon, among other things, the following:

•	stockholder approval from Sunrise and LIN TV;
•	FCC approval of the transfer of control of Sunrise’s FCC licenses;
•	the sale of the Company’s North Dakota stations and the repayment of the Company’s senior credit facilities;
•	the delivery of opinions from FCC counsel for each party;
•	the delivery of opinions from respective financial advisors to the effect that the consideration given and received by each party to the merger agreement is fair, from a financial point of view, to their respective stockholders; and
•	consent to the merger by third parties, including those required under the Company’s network affiliation agreements and station leases.

     Additionally, the merger agreement is terminable by either party on February 19, 2003 and can be terminated earlier, among other reasons, by mutual agreement or by either party if the other party breaches a representation or warranty or fails to perform a covenant and such breach or failure constitutes a material adverse effect.

The LIN Management Agreement May Not Generate the Savings Anticipated by Sunrise and the Company and Integration of the LIN and Sunrise Operations May Not Be Successful.

     We entered into the LIN Management Agreement for the purpose of reducing corporate overhead, and to gain operating leverage and to realize efficiencies associated with scale, such as, clustering, swap opportunities and leverage with suppliers. The success of the LIN Management Agreement is dependent upon LIN management developing a plan and then executing it successfully.

The Historical and Pro Forma Financial Information Included Herein May Not Permit You to Predict Our Future Results of Operations.

     The historical and pro forma financial information included herein does not reflect anticipated cost savings, if any, that may be generated by the LIN Management Agreement. We anticipate savings in corporate expenses and future station operating expenses of the stations due to consolidation, but the amount and timing has not been determined at this time.

Additional Equity for Acquisitions and Debt Service

     We have received capital contributions from Sunrise to complete acquisition of stations during the history of the Company. Sunrise voting stock (one share) is controlled by SBP, and the remaining shares of non voting stock (891,499 shares) are owned by Sunrise Television Partners, L.P. This partnership is substantially funded by and controlled by Thomas Hicks, an affiliate of Hicks Muse. There is no guarantee that affiliates of Hicks Muse will be able to or have a desire to make any future investments in the partnership. Such lack of future funding could have a substantial adverse effect on the Company’s ability to grow through acquisitions or pay its substantial debt service expense.

Our Agreements Governing Debt Instruments Contain Restrictive Covenants and Our Leverage Could Pose Substantial Risks

     Our Senior Credit Agreement and the indenture governing the Senior Subordinated Notes contain covenants that restrict, among other things, our ability to:

•	incur additional debt, incur liens, pay dividends or make restricted payments;
•	sell certain assets or enter into asset swaps;
•	enter into certain transactions with affiliates;
•	enter into sale and leaseback transactions;
•	conduct business other than the ownership and operation of television broadcast stations and businesses related thereto; or
•	merge or consolidate with any other person or dispose of all or substantially all of our assets.

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

     Our relatively high level of leverage poses the following risks.

•	We use a significant portion of our cash flow to pay principal and interest on our outstanding debt and to pay dividends on preferred stock.
•	Our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions, or other purposes.
•	We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures.
•	If our cash flow were inadequate to make interest and principal payments, we might have to refinance our indebtedness or sell one or more of our stations to reduce debt service obligations.

A Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Revenues and Results of Operations.

     During 2000 and 2001, we saw evidence of a substantial slowdown in the revenue growth of our television stations’ markets. To counter this trend, we have implemented cost-saving initiatives to manage our expense growth in response to falling revenues.

Television Is a Highly Competitive Industry

     The television industry is highly competitive and is undergoing a period of consolidation and significant change. Many of our competitors have greater financial, marketing, programming and broadcasting resources. Technological innovation has resulted in the proliferation of programming alternatives, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, as well as the recent rise in internet usage. This has resulted in the fractionalization of television viewing audiences and has subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act of 1996, the statutory ban on telephone cable cross-ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes under certain circumstances. Increased competition is adversely affecting network profitability and the networks with which our Stations are affiliated are likely to take actions that could adversely affect our operating margins and asset values or increase our costs of operation.

Our Operating Results are Dependent on Advertising Revenues

     Our operating results are dependent on advertising revenues which, in turn, depend on the following:

•	national and local economic conditions;
•	coverage of political events (e.g., political conventions) and high profile sporting events (e.g., the Olympics, Super Bowl and NCAA Men’s Basketball Tournament);
•	the relative popularity of our programming (which in many cases, is dependent on the relative popularity of our Stations’ network programming);
•	the demographic characteristics of our markets;
•	the activities of our competitors and other factors which are outside of our control; and
•	network affiliation of our stations, including the compensation arrangements with those networks.

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

We are Dependent on Continued Network Affiliation Arrangements

     All of our stations are affiliated with either ABC, CBS, NBC or FOX. Each of these networks generally provides these stations with significant quantities of prime time, news and sports programming, and the stations broadcast network-inserted commercials during such programming and, other than FOX affiliates, receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations and cable networks in the same market, we cannot guarantee the future success of each network’s programming, the continuation of such programming or the continuation of the current economic terms on which such network programming or the continuation of the current economic terms on which such network programming is provided to us. We cannot assure you that our affiliation agreements will be renewed or, if renewed, that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation agreement, or a substantial reduction in compensation payments, could have a material adverse effect on our operations.

We are Dependent Upon Retaining Employees

     Our success and ability to grow will continue to be dependent upon, in part, our ability to hire and retain experienced managers in the television industry. The LIN Management Agreement should provide us with continued solid corporate management of our stations. The loss of key LIN and station employees could have a material adverse effect on the Company and its ability to attract experienced managers.

New Technologies May Impact Our Operations

     The FCC has adopted rules for implementing Advanced Television, commonly referred to as digital television, in the United States. Implementation of digital television will impose additional costs on television stations providing the new service due to increased equipment costs. None of our stations are currently broadcasting digitally, and we estimate that the adoption of digital television will require minimum capital expenditures of approximately $1.5 to $2.5 million per station to develop facilities necessary for transmitting a digital signal. All of our stations will incur increased operating costs in the form of higher utilities as a result of converting to digital operations and the parallel running of the analog signal. Further advances in technology may increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations. The Company anticipates that, due to equipment manufacturing delays and the non-availability of tower crews during early 2002, it will file with the FCC for an extension of time to complete the digital construction, especially with respect to the stations located in North Dakota and Texas. Although there can be no assurance that the FCC will so act, the Company anticipates that the FCC will grant us such extensions. Although the Company believes it is highly unlikely, there is a remote possibility that the Company could lose the digital FCC license for a station that does not build-out within the time allowed by the FCC.

     Cable providers and direct broadcast satellite companies are developing new techniques that allow them to transmit more channels on their existing equipment. These so-called “video compression techniques” will reduce the cost of creating channels, and may lead to the division of the television industry into ever more specialized “niche” markets. Video compression is available to us as well, but competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.

Our Business is Subject to Federal Regulation and Licensing Requirements

     The television broadcasting industry is subject to regulation by governmental entities. In particular, under the Communications Act and the Telecommunications Act, the FCC licenses television stations and extensively regulates their ownership and operation. We depend on our ability to hold our FCC broadcast licenses, which are normally granted for terms of eight years and are renewable, and also upon the renewal of the licenses for those stations that we program pursuant to time brokerage agreements. Although the vast majority of FCC broadcast licenses are routinely renewed when their terms expire, we cannot assure you that a renewal will be granted, or that restrictive conditions will not be imposed on any such grant. In addition, limitations on the ownership of television stations under the FCC’s current rules, or under revised rules now being considered, could restrict our ability to consummate future transactions.

Changes in Accounting Standards May Materially Affect our Financial Statements

     In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 and No. 142. Both of these rules affect accounting for and reporting of intangible assets and goodwill. The Company will be adopting these rules in 2002, and is in the process of evaluating the impact these changes may have on the Financial Statements of the Company. Further changes in accounting standards may have a material impact on the Company’s Financial Statements.

Recent Developments, Proposed Legislation and Regulation

     Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our Stations. These matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products like hard liquor, beer and wine, and revised rules and policies governing equal employment opportunity. Other matters that could affect the stations include technological innovations and development generally affecting competition in the mass communications industry.

     At this time we are unable to predict the outcome of any of the pending FCC rulemaking proceedings, the possible outcome of any proposed or pending Congressional legislation, or the effect such actions may have on the ability of the Company to generate revenue or control expenses at the Station.

Capital Expenditures

     Capital expenditures were $8.1 million and $4.9 million for the two years ended December 31, 2001, respectively. Maintenance capital expenditures for the Company are estimated to be approximately $4.0 million per year.

Digital Conversion

     FCC regulations require the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operation. The digital conversion will require an approximate $15.0 million outlay for new equipment. During 2001, the Company signed master agreements with suppliers of antennas, transmission lines and transmitters. Digital expenditures amounted to $4.0 million for the year ended December 31, 2001, with the balance to be paid in 2002 and 2003. The Company anticipates that, due to equipment manufacturing delays and the non-availability of tower crews during early 2002, it will file with the FCC for an extension of time to complete the digital construction, especially with respect to the stations located in North Dakota and Texas. Costs related to the North Dakota and Texas Stations are estimated at $7.0 million. Although there can be no assurance that the FCC will so act, the Company anticipates that the FCC will grant us such extensions. Although the Company believes it is highly unlikely, there is a remote possibility that the Company could lose the digital FCC license for a station that does not build-out within the time allowed by the FCC. The Company anticipates that digital expenditures will be paid for through available cash on hand, cash generated from operations and borrowings under the Company’s revolving credit facility.

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

Current Accounting Pronouncements

     On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. Specifically, SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has elected to treat its interest rate swap agreements related to its senior loan agreement as derivative instruments and recorded a cumulative change in accounting principle for the Company’s derivative position at January 1, 2001, the date the Company adopted SFAS No. 133 of $240, which is net of $148 in income taxes.

     On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination at acquisition). SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company will adopt SFAS No. 141 in 2002, but has not yet determined the effect this pronouncement will have on its financial statements, if any. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. At December 31, 2001, the Company had FCC licenses, network affiliations and other intangibles of approximately $194.7 million. The Company is in the process of considering the effects of SFAS No. 142 on the Company’s financial position and results of operations and at present has not fully determined the impact. The Company will adopt SFAS No. 142 in 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and

Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Management has elected not to apply SFAS No. 144 with respect to the disposals of long-lived assets prior to 2002. The Company will adopt SFAS No. 144 in 2002, but has not yet determined the effect this pronouncement will have on its financial statements, if any. However, it is possible the effect could be significant.

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

     The Company’s affiliation agreement with the NBC network for KVLY expires on March 28, 2002 and the NBC network affiliation agreement for KFYR and its three satellites expired on December 31, 2001. The Company has begun discussions on new agreements for both stations. The agreement on KFYR continues on a monthly basis while negotiations proceed.

Pro Forma Basis — Unaudited

     The pro forma financial information presents the results of broadcast operations and results of operations of the Stations owned and operated by the Company at December 31, 2001, except for the North Dakota Stations, but including for all periods showing 100% of WPRI and WNAC gross revenue and expenses less the expected LIN payment and the exclusion of WJAC and WTOV. The following pro forma financial information is unaudited and is not indicative of the actual results that would have been achieved had each Station been owned on January 1, 2000, nor is it indicative of the future results of operations.

     Pro Forma Net Broadcasting Revenues

     Set forth below are the principal types of unaudited pro forma television revenues that the Company has generated for the periods indicated and the percentage contribution of each to total broadcasting revenues.

	Years Ended December 31,

	2001		2000

	$	%	$	%

Net broadcasting revenue:
Spot revenue
Local	$37,197	62.4%	$39,973	56.9%
National	25,679	43.1%	29,055	41.3%

Total local and national	62,876	105.5%	69,028	98.2%
Political	201	0.3%	6,064	8.6%

Gross spot revenue	63,077	105.8%	75,092	106.8%
Less agency and national representative commissions	(9,807)	(16.5)%	(12,175)	(17.3)%

Net spot revenue	53,270	89.3%	62,917	89.5%
Network compensation	2,573	4.3%	3,297	4.7%
Revenue realized from barter transactions	2,896	5.0%	3,066	4.4%
Other	850	1.4%	1,011	1.4%

Total net broadcasting revenues	$59,589	100.0%	$70,291	100.0%

Pro Forma Results of Broadcast Operations

     Set forth below is a summary of the unaudited pro forma results of broadcast operations of the Company for the periods indicated and their percentages of net revenue.

	Years Ended December 31,

	2001		2000

		% of Net		% of Net
	$	Revenues	$	Revenues

Net broadcasting revenues:	$59,589	100.0%	$70,291	100.0%
Broadcasting expenses:
Station operating	22,279	37.4%	23,089	32.5%
Selling, general and administrative	16,208	27.2%	16,600	23.6%

Total operating, selling, general, and administrative	38,487	64.6%	39,689	56.1%
Expenses realized from barter transactions	2,784	4.7%	2,981	4.2%
Depreciation	7,778	13.1%	7,556	10.7%
Amortization	16,914	28.4%	16,784	23.9%
Corporate expenses	3,096	5.2%	3,927	5.6%

Total broadcasting expenses	69,059	116.0%	70,937	100.8%

Broadcasting loss	$(9,470)	(16.0)%	$(646)	(0.8)%

Pro Forma Broadcast Cash Flow and EBITDA:

     The following table sets forth a computation of pro forma Broadcast Cash Flow and EBITDA.

	Years Ended December 31,

	2001	2000

Broadcasting Loss	$(9,470)	$(646)
Add: Amortization of program rights	6,430	7,578
Depreciation of property and equipment	7,778	7,556
Amortization of intangibles	16,914	16,784
Corporate expenses	3,096	3,927
Less:
Payments for program rights	(7,008)	(7,917)

Broadcast cash flow	17,740	27,282
Less: Corporate expenses	(3,096)	(3,927)

EBITDA	$14,644	$23,355

Margins:
Broadcast Cash Flow	29.8%	38.8%

EBITDA	24.6%	33.2%

     The Company has included Broadcast Cash Flow and EBITDA data because such data are commonly used as a measure of performance for broadcast companies and are used by bondholders to measure a company’s ability to service debt, pay interest and make capital expenditures. Broadcast Cash Flow and EBITDA are not, and should not be used as an indicator or alternative to operating income, net loss or cash flow as reflected in the accompanying financial statements, are not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, are not measures of financial performance under generally accepted accounting principles and should not be considered in isolation or as substitutes for measures of performance prepared in accordance with generally accepted accounting principles.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company’s policy is to manage interest rate risk by issuing long-term fixed rate debt and converting a large portion of its variable rate debt to fixed rates for periods generally between eighteen to thirty six months through the use of interest rate swap agreements. The Company has consistently applied these procedures since it issued its Senior Subordinated Notes in March of 1997. The Company does not employ any modeling techniques to help manage its interest rate risk.

     Information pertaining to the Company’s debt at December 31, 2001 is shown in the table below.

	Fixed Rate	Variable
Maturities	Debt	Rate Debt

	(Dollar amounts in millions)
2002	$—	$—
2003	—	0.2
2004	—	7.4
2005	—	7.4
2006	—	9.2
2007	100.0	—

Total	$100.0 (1)	$24.2 (2)

Fair Value at December 31, 2001	$83.0	$24.2

(1)	Interest rate is fixed at 11%
(2)	Effective interest rate is fixed at approximately 1.91% plus applicable spread for the period December 31, 2001 to March 29, 2002.

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

     On January 5, 2001, the Company closed the sale of WJAC and WTOV to Cox and used $71.1 million of the proceeds to reduce the term portion of the Senior Credit Agreement. Simultaneous with the sale to Cox, the Company cancelled its $70.0 million and $25.0 million swap agreements and entered into a new swap agreement that fixed the interest rate on $25.0 million of its remaining floating rate borrowings for 18 months at 4.56% plus the applicable borrowing margin. On June 29, 2001, the Company cancelled its new interest rate swap agreement of $25.0 million by making a payment of approximately $0.2 million, which was charged to interest expense.

Other Market Risks

     The Company’s financial instruments that constitute exposed credit risks consist primarily of cash equivalents and trade receivables. The Company’s cash equivalents consist solely of high quality short-term securities. Concentrations of credit risks with respect to receivables are somewhat limited due to the large number of customers and to their dispersion across the geographic areas served by the Stations. No single customer amounts to 10% of the Company’s total outstanding receivables.

Item 8.	Financial Statements and Supplementary Data

     See index on page F-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None to Report

PART III

Item 10.	Directors and Executive Officers of the Registrant

     The following table sets forth information concerning the executive officers and directors of Sunrise and the Company as of February 22, 2002.

Name	Age	Title

Sandy DiPasquale	54	President and Chief Operating Officer of the Company and Executive Vice President and Chief Operating Officer of Sunrise
David A. Fitz	57	Senior Vice President and Chief Financial Officer of Sunrise and the Company
William S. Banowsky, Jr.	40	Director of Sunrise and the Company
Dr. William H. Cunningham	58	Director of Sunrise and the Company
Robert N. Smith	57	Director of Sunrise and the Company

     Sandy DiPasquale has served in the broadcast industry for 22 years and served as President of the Company and Executive Vice President and Chief Operating Officer of Sunrise since their formation and was terminated as an employee on January 3, 2002, but remains an officer of the Company. From January of 1996 through February of 1997, Mr. DiPasquale served as Chief Operating Officer of SBP and was responsible for the day-to-day operations and from November 1994 to January 1996 was associated with SBG. From 1989 to 1994, Mr. DiPasquale served as President, Chief Executive Officer and was a part owner of SD Communications, Inc., KBS, Limited Partnership and KBS, Inc., which were the owners of KWCH-TV, Wichita, Kansas, and its affiliated stations in Hays, Goodland and Dodge City, Kansas. From 1986 to 1988, Mr. DiPasquale served as President and General Manager and was a partner in WGRZ-TV, Buffalo, New York. Prior to such time, Mr. DiPasquale served in sales and management positions at various television broadcast stations in the Buffalo area.

     David A. Fitz has served in the broadcast industry for 24 years and served as Senior Vice President and Chief Financial Officer of Sunrise and the Company since their formation and was terminated as an employee on January 3, 2002, but remains an officer of the Company. From January 1996 through February 1997, Mr. Fitz served as Chief Financial Officer of SBP and as an officer and director of each of the SBG affiliated companies. Mr. Fitz has held various positions with SBG affiliated companies since 1986. Prior to joining SBG, Mr. Fitz served for nine years as Executive Vice President and Chief Financial Officer of the Broadcast Division of Gulf Broadcast Company, which at that time owned six television and eight radio broadcast stations. Prior to that time, Mr. Fitz was a manager with KPMG Peat Marwick, which he joined in 1969.

     William S. Banowsky, Jr. began serving as a director of the Company and Sunrise in December of 2001. Mr. Banowsky is currently Chairman and Chief Executive Officer of Magnolia Pictures Company, an independent film distribution and exhibition company based in New York and Austin. From March of 1999 through September 2000, Mr. Banowsky was Executive Vice President and General Counsel of AMFM, Inc., which was publicly traded on the New York Stock exchange until it was purchased by Clear Channel Communications in September 2000. Between January 1997 and July 2000, Mr. Banowsky was Executive Vice President and General Counsel of Capstar Broadcasting Corporation, which was publicly traded on the New York Stock Exchange until it merged with AMFM, Inc. in July of 1999. Mr. Banowsky practiced law for 10 years in Dallas, Texas, prior to joining Capstar.

     Dr. William H. Cunningham began serving as a director for the Company and Sunrise in August 2000. Dr. Cunningham received his B.B.A., M.B.A. and Ph.D from Michigan State University. He began serving at the University of Texas at Austin in 1971 as a Professor of Marketing. In the interim years he held the following positions: James L. Bayless Chair for Free Enterprise (1986 to current), Dean of College of Business Administration/Graduate School of Business (1983 to 1985) and the President of the University of Texas at Austin (1985 to 1992). Dr. Cunningham was Chancellor of the University of Texas System from 1992 through 2000. Dr. Cunningham currently serves on the public corporate boards: Jefferson-Pilot Corporation, Southwest Airlines and Introgen Therapeutics. Dr. Cunningham also serves as a disinterested director of the John Hancock Funds. He is a member of the Philosophical Society of Texas, a trustee for the Southwest Research Institute and serves as a director of the Greater Austin Crime Commission.

     Robert N. Smith has served in the broadcast industry for 22 years and served as President of Sunrise and Chief Executive Officer and Director of Sunrise and the Company from 1997 until January 2002. On January 3, 2002, Mr. Smith resigned as Chief Executive Officer of Sunrise and the Company and was terminated as an employee. Mr. Smith remains a director of the Company and Sunrise. Since 1985,

     Mr. Smith has served as President and majority stockholder of SBG, which owns, operates and manages eight television stations not affiliated with the Company, and has served as Chief Executive Officer of SBP, an affiliate of SBG. From 1983 to 1985, Mr. Smith served as an officer, director and part owner of Heritage Broadcasting Company, which was the licensee of WCTI-TV, New Bern, North Carolina. Mr. Smith first became involved with the television broadcast industry as an attorney in the Broadcast Bureau of the FCC from 1971 to 1974. Thereafter, Mr. Smith’s career included substantial government service, including serving on the White House Staff in 1977 and as Assistant Director for Community Services Administration from 1977 to 1979, prior to returning full time to the broadcast industry in 1983.

     All directors hold office for one-year terms and until their successors are duly elected and qualified. The Board of Directors of the Company established an Audit Committee and Compensation Committee to which Mr. William Banowsky and Dr. William Cunningham have been appointed. Directors of the Company are elected by Sunrise, the sole stockholder of the Company.

Director Indemnification Agreement

     On February 18, 2002, Sunrise entered into an Indemnification Agreement with Robert N. Smith, Dr. William H. Cunningham and William S. Banowsky, Jr., all directors of the Company and Sunrise (the “Directors”). Sunrise and the Company have agreed to indemnify and hold harmless the Directors from any claim or expense resulting from any actual or alleged act, omission, statements, misstatement, event or occurrence related to the fact that the Directors are or were serving at the request of Sunrise and the Company as a director, officer, agent or fiduciary of Sunrise and the Company.

Director Compensation

     Directors of Sunrise who are employees of Sunrise or STC Broadcasting serve without additional compensation. Independent directors receive an annual retainer of $12,000. These independent directors receive an additional $4,000 for each meeting of the Board of Directors and $1,000 for each committee meeting attended. Independent directors are reimbursed for any expenses incurred in connection with their attendance at such meetings. Currently, Mr. William Banowsky and Dr. William Cunningham are Sunrise’s only independent directors.

Item 11.   Executive Compensation

     The following table sets forth the compensation paid by the Company to its Chief Executive Officer and each of its four most highly compensated executive officers.

				Other		All Other
Name and Principal Position		Salary	Bonus	Compensation(1)		Compensation(2)

		(Dollars in Thousands)
Robert N. Smith	2001	$400	—	7		3
Chief Executive Officer	2000	400	75	5		3
	1999	400	50	5		3
Sandy DiPasquale	2001	400	—	7		3
Chief Operating Officer	2000	400	75	5		3
	1999	400	50	5		3
David A. Fitz	2001	350	—	7		3
Chief Financial Officer	2000	350	75	5		3
	1999	350	50	5		3
John M. Purcell	2001	171	—	122	(3)&(1)	3
Regional Vice President	2000	275	75	5		3
	1999	264	50	5		3
David LaFrance	2001	255	—	—		3
Vice President and	2000	250	40	100	(4)	3
General Manager WDTN	1999	224	40	100	(4)	3

(1)	Dollar value of premiums for life insurance reimbursed by the Company.
(2)	Represents amounts contributed by the Company to the Sunrise 401(k) Savings Plan.
(3)	Includes $115 of termination payment and $7 for life insurance reimbursed by the Company
(4)	Represents amount of deferred compensation included in employment letter.

Employment Agreements

     On March 1, 1997, the Company entered into five-year employment agreements with four members of senior management for minimum base compensation of $250 and an annual bonus based upon criteria established by the Board of Directors. On February 1, 2001, the contracts were amended to eliminate a fixed termination date.

     Non-Competition Agreement with Robert N. Smith

     On January 3, 2002, in connection with the anticipated execution and delivery of the LIN Management Agreement, the Company and Sunrise entered into a Non-Competition Agreement with Robert N. Smith. Under the terms of the Non-Competition Agreement, Mr. Smith resigned as an officer of the Company and Sunrise and agreed to resign as Chairman of the Board of the Company and Sunrise effective upon the closing date of the transactions for the transfer by SBP to William S. Banowsky, Jr. of its ownership interest in one share of Class A Common Stock of Sunrise. Pursuant to the Non-Competition Agreement, Mr. Smith’s Executive Employment Agreement with the Company and Sunrise was terminated and in January 2002, the Company paid Mr. Smith a non-compete payment in the amount of $0.6 million in exchange for the agreements of Mr. Smith contained therein.

     Under the Non-Competition Agreement, Mr. Smith agreed that for a period of 36 months after January 3, 2002, he will not engage in the television broadcast business within the DMA of any television broadcast station owned or operated by the Company, Sunrise or their respective subsidiaries (other than any television broadcast stations that are sold by the Company, Sunrise or their respective subsidiaries) (the “non-compete markets”). From and after January 3, 2002, the Non-Competition Agreement permits Mr. Smith to invest in, become employed by, serve as an officer of or otherwise render services to or for another business enterprise having or operating a number of television stations in a number of different DMAs, one or more of which are located in the non-compete markets: provided, however, that (i) no more than 25% of the broadcast cash flow generated by such other business enterprise is derived from television broadcast stations located within the non-compete markets and (ii) Mr. Smith does not work directly for the television broadcast stations located within the non-compete markets.

Separation Agreements

     On January 3, 2002, in connection with the anticipated execution and delivery of the LIN Management Agreement, the Company and Sunrise entered into separate Separation Agreements with each of David A. Fitz and Sandy DiPasquale (“Executives”). Under the terms of their respective Separation Agreements, Messrs. Fitz and DiPasquale resigned as employees of the Company and Sunrise and agreed to resign as officers of Sunrise and the Company effective upon the closing date of the transactions for the transfer by LIN Television Corporation to a third party of all of its ownership interest in television broadcast station WNAC-TV, Providence, RI (the “WNAC Transfer Date”). The respective Executive Employment Agreements of Messrs. Fitz and DiPasquale with the Company and Sunrise were terminated in connection with the execution and delivery of their respective Separation Agreements.

     Under the terms of their respective Separation Agreements, each of Messrs. Fitz and DiPasquale agreed to provide certain consulting services to the Company and Sunrise for the period from January 3, 2002 through June 30, 2002 (the “Consulting Period”). In exchange for these consulting services, the Company agreed to pay (i) Mr. Fitz a consulting fee of $0.15 million and a one-time payment of $0.5 million, and (ii) Mr. DiPasquale a consulting fee of $0.17 million and a one-time payment of $0.6 million. The consulting fees are payable in six monthly installments and the one-time payments were deposited in escrow during January of 2002, and are payable on June 30, 2002, in each case provided Messrs. Fitz and DiPasquale perform their respective obligations during the Consulting Period.

     The Separation Agreements contain non-competition covenants, which provide that during the Consulting Period and for a period of 18 months thereafter, Mr. Fitz and Mr. DiPasquale, as applicable, will not engage in the television broadcast business within the non-compete markets. From and after January 3, 2003, the Separation Agreements permit Mr. Fitz and Mr. DiPasquale, as applicable, to invest in, become employed by, serve as an officer of or otherwise render services to or for another business enterprise having or operating a number of television stations in a number of different DMAs, one or more of which are located in the non-compete markets; provided, however, that (i) no more than 25% of the broadcast cash flow generated by such other business enterprise is derived from television broadcast stations located within the non-compete markets and (ii) Executive does not work directly for the television broadcast stations located within the non-compete markets.

     401(k) Savings Plan

     Effective as of March 1, 1997, the Company became a participating subsidiary in the Sunrise 401(k) Savings Plan (the “plan”), which covers substantially all of the employees of the Company and subsidiaries who have attained the age of 21, and completed six months of service. An employee may contribute up to an aggregate of 15% of annual compensation to the plan, subject to statutory limitations and top heavy limitations. The Company will match 100% of each employee’s contribution up to 3% of employee compensation or $3,000 which ever is less. Contributions are allocated to each employee’s individual account, which is invested in various funds according to the direction of the employee. All five highly compensated executive officers participate in the plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The Company has 1,000 shares of Common Stock, $0.01 par value per share, issued and outstanding, all of which are owned by Sunrise, whose address is 720 2nd Avenue South, St. Petersburg, Florida 33701-4006. All of the voting stock of Sunrise (one share) is owned by SBP. SBP is a limited partnership owned by senior managers of the Company and is controlled by SBG. SBG is controlled by Robert N. Smith, a Director of Sunrise and the Company. All of the non-voting common stock of Sunrise (891,499 shares) is owned by Sunrise Television Partners, L.P. of which the managing general partner is controlled by Thomas O. Hicks, an affiliate of Hicks Muse.

     Affiliates of Hicks Muse have purchased $25.0 million of the Company’s Redeemable Preferred Stock Series A for a price of approximately $24.1 million (or 96.5% of the initial liquidation preferences of such shares) and received, in connection therewith, warrants to purchase shares of common stock of Sunrise. The Hicks Muse affiliates, along with the other purchasers of the Redeemable Preferred Stock Series A and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants. On August 30, 2000, in conjunction with Hicks Muse becoming non-attributable in Sunrise and the Company for FCC purposes, Hicks Muse sold this investment to an unrelated party and any future warrants were cancelled.

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

     In March of 1997, Sunrise and the Company entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with an affiliate of Hicks Muse (“Hicks Muse Partners”) pursuant to which Sunrise and the Company have agreed to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net revenues of the Company and its subsidiaries for the then-current fiscal year plus reimbursement of certain expenses.

     The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company’s opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received, and to be received, by Sunrise and the Company. Total payments related to this agreement, including reimbursed expenses, amount to $0.1 million, $0.2 million and $0.2 million for the three years ended December 31, 2001, respectively. On January 7, 2002, the Company and Sunrise entered into the First Amendment to Monitoring and Oversight Agreement with Hicks Muse pursuant to which the monitoring fee payable by the Company and Sunrise was reduced to an aggregate annual fee of $0.1 million plus reimbursed expenses. The Monitoring and Oversight Agreement will terminate upon the communication of the LIN TV Merger.

     In March of 1997, Sunrise and the Company entered into a ten-year agreement (the “Financial Advisory Agreement”) pursuant to which Hicks Muse Partners received a financial advisory fee of 1.5% of the transaction value at the closing of the Jupiter/Smith acquisition as compensation for its services as financial advisor to the Company. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the “transaction value” for each “add-on transaction” in which the Company is involved. The term “transaction value” means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term “add-on transaction” means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company’s opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. Total fees paid under this agreement for the three years ended December 31, 2001, were $3.4 million, $0.0 million and $1.8 million, respectively, and were capitalized as cost of acquisition, netted against proceeds from sale of stations, or netted against preferred stock. The Financial Advisory Agreement will terminate upon the consummation of the LIN TV Merger.

     On March 1, 1997, affiliates of Hicks Muse purchased $25.0 million of the Redeemable Preferred Stock Series A for a purchase price of approximately $24.1 million (or 96.5% of the initial liquidation preference of such shares) and received in connection therewith warrants to purchase 17,361 shares of Class B Common Stock of Sunrise. The Hicks Muse affiliates, along with the other purchaser of the Redeemable Preferred Stock Series A and warrants, received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants. On August 30, 2000, non-vested warrants to purchase 5,697 shares of Class B Common Stock of Sunrise were cancelled in conjunction with the Sunrise Reorganization and Hicks Muse sold its 250,000 shares to an unrelated party and any future non-vested warrants were cancelled.

     On December 30, 1999, the Company sold Sunrise 25,000 shares of Redeemable Preferred Stock Series B. To fund this purchase, Sunrise sold Senior Subordinated Promissory Notes of which $22,500 were purchased by affiliates of Hicks Muse. Warrants to purchase 42,480 shares of Sunrise Class B Common Stock were issued to Hicks Muse affiliates. On August 30, 2000, non-vested warrants to purchase 33,300 shares of Class B Common Stock of Sunrise were cancelled in conjunction with the Sunrise Reorganization and Hicks Muse sold its Senior Subordinated Notes to an unrelated party.

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

     A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months and who have attained the age of 21 years are generally eligible to participate. Certain employees represented by one union have elected not to participate in the plan or have established their own plan. Total contributions by the Company to defined contribution 401(k) savings plan were approximately $0.4 million, $0.4 million, and $0.5 million for the three years ended December 31, 2001, respectively.

     On January 31, 2001, STC Broadcasting and certain subsidiaries entered into an Asset Purchase Agreement with LIN to sell LIN certain assets of WNAC, including the FCC license and an interest in the revised JMPA for $2.5 million. On June 5, 2001, the Company loaned LIN $2.5 million and completed the sale of the WNAC assets and FCC License to LIN for $2.5 million. Affiliates of Hicks Muse have substantial interest in LIN.

     On January 7, 2002, the Company, Sunrise and STCLC entered into the LIN Management Agreement with LIN. Affiliates of Hicks Muse have significant investment interest in LIN.

     On January 7, 2002, the Company, Sunrise and STCLC entered into the SBG Management Agreement. SBG is controlled by Robert N. Smith, former chief executive officer and current director of the Company and Sunrise.

     On February 8, 2002, the Company and STCLC entered into an Asset Purchase Agreement with Smith Television to sell substantially all of the assets of the Company’s North Dakota Stations for $38.5 million. Smith Television is controlled by affiliates of Robert N. Smith, the former chief executive officer and a current director of the Company and Sunrise.

     On February 19, 2002, Sunrise and LIN TV entered into the LIN Merger. LIN TV is the parent company of LIN. Affiliates of Hicks Muse have a substantial investment in LIN TV.

PART IV

Item 14.	EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

     See Index on F-1 hereof.

a(2)   Financial Statement Schedule

     None

a(3)   Exhibits

2.1	Stock Purchase Agreement, dated as of July 8, 1997, by and among STC Broadcasting, Inc., Abilene Radio and Television Company and the stockholders named therein.(2)

2.2	1st Amendment to Stock Purchase Agreement dated as of December 3, 1997, by and among STC Broadcasting, Inc., Abilene Radio and Television Company and the stockholders named therein.(5)

2.3	Contract of Sale by and between Meyer Broadcasting Company and STC Broadcasting, Inc. dated April 27, 1998.(4)

2.4	Asset Purchase Agreement by and between Elcom of Ohio, Inc., and STC Broadcasting, Inc. dated as of July 24, 1998.(5)

2.5	Asset Purchase Agreement by and among STC Broadcasting, Inc. and STC License Company and Nexstar Broadcasting of Rochester, Inc. dated March 3, 1999.(7)

2.6	Purchase Agreement by and among Sinclair Communications, Inc. and STC Broadcasting, Inc. dated March 16, 1999.(7)

2.7	Asset Purchase Agreement by and among Smith Acquisition Company, Smith Acquisition License Company and Cox Broadcasting, Inc. for television station WTOV-TV, Steubenville, Ohio.(10)

2.8	Stock Purchase Agreement by and among STC Broadcasting, Inc., WJAC, Incorporated and Cox Broadcasting, Inc. for television station WJAC-TV, Johnstown, Pennsylvania.(11)

2.9	Asset Purchase Agreement dated November 3, 2000, among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., (sellers) and STC Broadcasting, Inc. (buyer) for television station WPRI, Providence, Rhode Island.(12)

2.10	Asset Purchase Agreement dated January 31, 2001 among STC Broadcasting, Inc., STC License Company, Smith Acquisition Company, Smith Acquisition License Company and LIN Television Corporation related to the sale of certain assets of WNAC.(14)

2.11	Asset Purchase Agreement by and among Smith Acquisition Company, Smith Acquisition License Company and Cox Broadcasting, Inc. for television station WTOV-TV, Steubenville, Ohio.(11)

2.12	Asset Purchase Agreement dated February 8, 2002, by and between STC Broadcasting, Inc. (“STC”), and STC License Company, a wholly-owned subsidiary of STC, Smith Television of North Dakota (“STND”) and Smith Television of North Dakota License Holdings, Inc. a wholly-owned subsidiary of STND.(18)

2.13	Agreement and Plan of Merger between LIN TV Corp. and Sunrise Television Corp. dated February 19, 2002.(19)

3.1	Certificate of Designation of the Powers, Preferences and Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999.(7)

3.2	Certificate of Elimination with respect to the Preferred Stock, Series B of STC Broadcasting, Inc. dated December 28, 1999.(8)

3.3	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock, Series B and Qualifications, Limitations and Restrictions thereof of STC Broadcasting, Inc. dated December 28, 1999.(8)

3.4	Amended and Restated Certificate of Incorporation of STC Broadcasting, Inc. (formerly known as STV Acquisition Company).(1)

3.5	Amended and Restated Bylaws of STC Broadcasting, Inc.(1)

3.6	Second Amended and Restated Certificate of Incorporation of Sunrise Television Corp.(12)

3.7	Second Amended and Restated Bylaws of Sunrise Television Corp.(12)

3.8	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Sunrise Television Corp. dated January 7, 2002.(19)

4.1	Stock Purchase Agreement dated March 13, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P., related to the purchase of voting stock in Sunrise Television Corp.(12)

4.2	First Amendment to Stock Purchase Agreement dated June 27, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P. amending Stock Purchase Agreement dated March 13, 2000.(12)

4.3	Certificate of Amendment to Certificate of Designation of the 14% Redeemable Preferred Stock.(12)

4.4	Letter Agreement dated August 30, 2000 between Smith Broadcasting Partners, L.P., Sunrise Television Corp., Smith Broadcasting Group, Inc., Sandy DiPasquale, John Purcell and David Fitz.(12)

4.5	First Amendment to Stock Purchase Warrant #1 with Hicks, Muse, Tate & Furst Equity Fund III, L.P.(12)

4.6	First Amendment to Stock Purchase Warrant #2 with Chase Equity Associates, L.P.(12)

4.7	First Amendment to Stock Purchase Warrant #3 with HM3 Coinvestors, L.P.(12)

4.8	First Amendment to Stock Purchase Warrant #4 with Hicks Muse Tate & Furst Equity Fund III, L.P.(12)

4.9	First Amendment to Stock Purchase Warrant #5 with HM3 Coinvestors, L.P.(12)

4.10	First Amendment to Stock Purchase Warrant #6 with Chase Equity Associates, L.P.(12)

4.11	STC Broadcasting, Inc. Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof.(1)

4.12	Certificate of Amendment to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof of STC Broadcasting, Inc.(1)

4.13	Stock Purchase Agreement dated January 3, 2002 between Sunrise Television Partners L.P. and Dr. William Cunningham related to the purchase of one share of class B common stock of Sunrise Television Corp. and its conversion to class A common stock.(19)

4.14	Stock Purchase Agreement dated January 3, 2002 between Smith Broadcasting Partners, L.P. and William Banowsky related to the purchase of one share of class A common stock of Sunrise Television Corp.(19)

4.15	Stock Purchase Warrant issued on January 7, 2002 by Sunrise Television Corp. to LIN Television Corporation.(17)

4.16	2002 Stock Option Plan of Sunrise Television Corp.(17)

4.17	Form of Non-qualified Stock Option Letter Agreement of STC Broadcasting, Inc. and Sunrise Television Corp.(14)

4.18	Registration Rights Agreement dated as of January 7, 2002 between Sunrise Television Corp. and LIN Television Corporation.(17)

4.19	Waiver and Seventh Amendment dated as of December 21, 2001, to the Amended and Restated Credit Agreement dated as of July 2, 1998, as amended, among STC Broadcasting, Inc., as borrower, Sunrise Television Corp., the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. as documentation agent, Citicorp USA, Inc. (formerly known as Salomon Brothers Holding Company Inc.) as syndication agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent.(17)

4.20	First Amendment to the Sunrise Television Corp. 2002 Stock Option Plan.(19)

10.1	Employment Agreement dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and Robert N. Smith.(1)

10.2	Employment Agreement dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and David A. Fitz.(1)

10.3	Employment Agreement dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and Sandy DiPasquale.(1)

10.4	Employment Agreement dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and John M. Purcell.(1)

10.5	Monitoring and Oversight Agreement dated as of February 28, 1997, by and among Sunrise Television Corp., STC Broadcasting, Inc. and Hicks, Muse & Co. Partners, L.P.(1)

10.6	Financial Advisory Agreement dated as of February 28, 1997, by and among Sunrise Television, STC Broadcasting Inc. and Hicks, Muse & Co,. Partners L.P.(1)

10.7	Securities Purchase Agreement, dated as of February 28, 1997, by and among Sunrise Television Corp., STC Broadcasting, Inc., Hicks, Muse, Tate & Furst Equity Fund III L.P. and Chase Equity Associates.(1)

10.8	Waiver dated March 11, 1998, to the Credit Agreement dated February 28, 1997, by and among STC Broadcasting, Inc., as Borrower, NationsBank of Texas, N.A. as Documentation Agent, The Chase Manhattan Bank, as Administrative and Syndication Agent, and the lenders party thereto.(3)

10.9	Affiliation agreements dated March 2, 1998 between National Broadcast Company, Inc. and STC Broadcasting, Inc.(4)

10.10	Waiver and Second Amendment, dated April 22, 1998 to the Credit Agreement dated February 28, 1997 by and among STC Broadcasting, Inc., and The Chase Manhattan Bank and NationsBank of Texas, N.A.(4)

10.11	Agreement dated July 3, 1998 between the Company and the International Brotherhood of Electrical Workers, AFL-CIO Local No. 1266 representing certain employees of WDTN-TV, Dayton, Ohio.(5)

10.12	Amended and Restated Credit Agreement dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., as borrowers and the Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A. as lenders and agents.(5)

10.13	First Amendment and Assignment and Acceptance dated to the Amended and Restated Credit Agreement dated July 2, 1998 dated as of July 27, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., various lenders as listed on the signature pages, Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A.(5)

10.14	Primary Television Affiliation Agreement dated June 5, 1998 between STC Broadcasting, Inc., WDTN-TV and the American Broadcasting Companies, Inc.(5)

10.15	Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., KRBC/KACB and NBC Television Network amending the Affiliation Agreement dated December 20, 1995.(5)

10.16	Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., WEYI and NBC Television amending the Affiliation Agreement dated July 10, 1995.(5)

10.17	Agreement dated October 1, 1998 between the Company and the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) Local 1811 representing certain employees of WEYI-TV, Flint, Michigan.(6)

10.18	Second Amendment, dated as of January 29, 1999 to the Amended and Restated Credit Agreement, dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc. and Chase Manhattan Bank, NationsBank NA, and Salomon Brothers Holding Company, Inc.(7)

10.19	Securities Purchase Agreement by and among the Company and Chase Manhattan Corporation, Credit Suisse First Boston Corporation, and Salomon Brothers Holding Company, Inc. dated February 5, 1999.(7)

10.20	Certificate of Designation of the Powers, Preferences and Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999.(7)

10.21	Put and Call Agreement dated February 5, 1999 among Hicks Muse Tate & Furst Equity Fund III, L.P. Chase Manhattan Corporation, Credit Suisse First Boston Corporation and Salomon Brothers Holding Company, Inc.(7)

10.22	Escrow Agreement dated February 5, 1999 by and between Company and the Chase Manhattan Bank.(7)

10.23	Engagement letter dated February 5, 1999 between Sunrise Television Corp., the Company and Chase Securities, Inc., Credit Suisse First Boston Corporation and Salomon Smith Barney, Inc.(7)

10.24	Station Affiliation Agreement between FOX Broadcasting Company and STC License Company for station WUPW-TV dated February 2, 1999.(7)

10.25	Agreement dated January 29, 1999 between the Company and the American Federation of Television and Radio Artists, Pittsburgh Local, representing certain employees of WTOV-TV, Steubenville, Ohio.(7)

10.26	Securities Purchase Agreement by and among the Company and Chase Manhattan Corporation, Credit Suisse First Boston Corporation, and Salomon Brothers Holding Company, Inc. dated February 5, 1999.(7)

10.27	Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 21, 1999.(8)

10.28	Preferred Stock Purchase Agreement dated December 30, 1999 by and between Sunrise Television Corp. and STC Broadcasting, Inc.(8)

10.29	Senior Subordinated Note Purchase Agreement by and among Sunrise Television Corp. and Hicks Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P. and Chase Equity Associates, L.P. dated December 30, 1999.(8)

10.30	Stock Purchase Warrant dated December 30, 1999 for the purchase of Sunrise Television Corp., stock by Hicks, Muse, Tate & Furst Equity Fund III, L.P. by Sunrise Television Corp.(8)

10.31	Stock Purchase Warrant dated December 30, 1999 for the purchase of Sunrise Television Corp. stock by HM3 Coinvestors, L.P. by Sunrise Television Corp.(8)

10.32	Stock Purchase Warrant dated December 30, 1999 for the purchase of Sunrise Television Corp. stock by Chase Equity Associates, L.P. by Sunrise Television Corp.(8)

10.33	Agreement between STC Broadcasting, Inc. and the International Brotherhood of Electrical Workers dated September 15, 1999 representing certain employees of television station KFYR in Bismarck, North Dakota.(9)

10.34	Termination Agreement dated as of March 14, 2000 by and among Sinclair Communications, Inc. and STC Broadcasting, Inc.(10)

10.35	Waiver and Sixth Amendment to the Amended and Restated Credit Agreement dated as of December 22, 2000.(15)

10.36	First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and Robert N. Smith.(15)

10.37	First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and Sandy DiPasquale.(15)

10.38	First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and John M. Purcell.(15)

10.39	First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and David A. Fitz.(15)

10.40	Separation Agreement between STC Broadcasting, Inc., Sunrise Television Corp. and John Purcell dated August 1, 2001.(16)

10.41	Non-Competition Agreement dated as of January 3, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., and Robert N. Smith.(17)

10.42	Separation Agreement dated as of January 3, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., and David A. Fitz.(17)

10.43	Separation Agreement dated as of January 3, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., and Sandy DiPasquale.(17)

10.44	Management Services Agreement dated January 7, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., STC License Company, and LIN Television Corporation.(17)

10.45	First Amendment to Monitoring and Oversight Agreement dated as of January 7, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., and Hicks, Muse & Co. Partners, L.P.(17)

10.46	Management Services Agreement dated as of January 7, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., STC License Company and Smith Broadcasting Group, Inc.(17)

10.47	First Amendment to Separation Agreement dated February 12, 2002 among STC Broadcasting, Inc., Sunrise Television Corp. and Sandy DiPasquale.(19)

10.48	Indemnification Agreement dated February 18, 2002 between Sunrise Television Corp. and Robert N. Smith.(19)

10.49	Indemnification Agreement dated February 18, 2002 between Sunrise Television Corp. and William S. Banowsky, Jr.(19)

10.50	Indemnification Agreement dated February 18, 2002 between Sunrise Television Corp. and Dr. William Cunningham.(19)

10.51	Termination and Release Agreement dated February 19, 2002, among Sunrise Television Corp., STC Broadcasting, Inc. and STC License Company and Lin Television Corporation.(19)

12	Statement of fixed charge ratio.(19)

21.1	Subsidiaries of STC Broadcasting, Inc.(19)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of STC Broadcasting, Inc. dated June 19, 1997.
(2)	Incorporated by reference to the Registration Statement on Forms-1/A dated August 13, 1997.
(3)	Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 1997.
(4)	Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period January 1, 1998 to March 31, 1998.
(5)	Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period April 1, 1998 to June 30, 1998.
(6)	Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period July 1, 1998 to September 30, 1998.
(7)	Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 1998.
(8)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 6, 2000.

(9)	Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 1999.
(10)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated March 22, 2000.
(11)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated July 10, 2000.
(12)	Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period July 1, 2000 to September 30, 2000.
(13)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 9, 2001.
(14)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated February 5, 2001.
(15)	Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 2000.
(16)	Incorporated by reference to Form 10-Q of STC Broadcasting, Inc. for the quarter ended September 30, 2001.
(17)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 15, 2002.
(18)	Incorporated by reference to Form 8-K of STC Broadcasting, Inc. dated February 12, 2002.
(19)	Filed herewith.

Reports on Form 8-K

     There was nothing to report for period October 1, 2001 to December 31, 2001. The Company filed an 8-K report on January 7, 2002 disclosing a LIN Television Corp. press release related to LIN Television Corporation’s three-year management agreement with the Company and Sunrise. The Company filed an 8-K on January 15, 2002 disclosing agreements with current management, amendments and waiver with its senior lenders and documents related to Management Agreements with LIN Television Corporation and Smith Broadcasting Group, Inc. The Company filed an 8-K report on February 12, 2002 disclosing an agreement to sell the North Dakota Stations to Smith Television of North Dakota, Inc.

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 26th day of February, 2002.

STC Broadcasting, Inc.

By: /s/ David A. Fitz
David A. Fitz

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sandy DiPasquale Sandy DiPasquale	President and Chief Operating Officer	February 26, 2002

/s/ David A. Fitz David A. Fitz	Chief Financial Officer	February 26, 2002

/s/ William S. Banowsky, Jr. William S. Banowsky, Jr.	Director	February 26, 2002

/s/ Dr. William Cunningham Dr. William Cunningham	Director	February 26, 2002

/s/ Robert N. Smith Robert N. Smith	Director	February 26, 2002

STC BROADCASTING, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder and Directors of STC Broadcasting, Inc.:

We have audited the accompanying consolidated balance sheets of STC Broadcasting, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STC Broadcasting, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

ARTHUR ANDERSEN LLP

Tampa, Florida,
February 19, 2002

STC BROADCASTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,115	$5,026
Accounts receivable, net of allowance for doubtful accounts of approximately $747 and $336, respectively	13,426	8,620
Current portion of program rights	6,070	3,468
Other current assets	288	222
Broadcast assets held for sale, current	39,468	70,101

Total current assets	67,367	87,437
PROPERTY AND EQUIPMENT, net	35,165	28,088
INTANGIBLE ASSETS, net	180,650	163,357
BROADCAST ASSETS HELD FOR SALE, net of current portion	—	53,018
OTHER ASSETS, net	20,849	16,857

Total assets	$304,031	$348,757

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,163	$2,463
Accrued expenses	6,437	5,545
Current portion of program rights payable	7,240	3,485
Broadcast liabilities related to assets held for sale, current	2,249	4,663
Current portion of long-term debt	—	8,000

Total current liabilities	21,089	24,156
LONG-TERM DEBT, net of current portion	124,150	187,250
DEFERRED TAXES	—	4,421
PROGRAM RIGHTS PAYABLE, net of current portion	14,765	5,516
BROADCAST LIABILITIES RELATED TO ASSETS HELD FOR SALE, net of current portion	—	693
REDEEMABLE PREFERRED STOCK
Series A	57,507	49,870
Series B	32,423	28,092
STOCKHOLDER’S EQUITY:
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	112,212	112,212
Accumulated other comprehensive income	196	—
Accumulated deficit	(58,311)	(63,453)

Total stockholder’s equity	54,097	48,759

Total liabilities and stockholder’s equity	$304,031	$348,757

See accompanying notes to consolidated financial statements.

STC BROADCASTING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

NET BROADCASTING REVENUES:
Spot revenues, net of agency and national representative commissions of $10,237, $11,360, and $12,080, respectively	$57,866	$64,167	$67,664
Network compensation	2,854	4,045	5,340
Income from joint operating agreements	1,995	4,279	3,622
Income from time brokerage agreements	97	3,677	—
Revenues realized from barter transactions	2,717	2,577	2,913
Other	1,425	1,486	1,618

Total net broadcasting revenues	66,954	80,231	81,157

EXPENSES:
Station operating	22,914	21,331	25,144
Selling, general and administrative	18,712	18,610	19,322
Expenses realized from barter transactions	2,629	2,415	2,947
Depreciation of property and equipment	11,748	13,933	13,405
Amortization of intangibles and other assets	18,643	22,244	22,505
Corporate expenses	3,096	3,927	3,499
Interest expense	13,934	19,332	21,114
Gain on sale of stations, net	(67,781)	—	(4,500)
Impairment charge on North Dakota Stations	11,239	—	—
Other, net	1,111	3,183	1,127

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	30,709	(24,744)	(23,406)
INCOME TAX (PROVISION) BENEFIT	(13,599)	13,539	7,525

NET INCOME (LOSS)	17,110	(11,205)	(15,881)
REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION	(11,968)	(10,461)	(7,423)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$5,142	$(21,666)	$(23,304)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$5,142	$(21,666)	$(23,304)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,000	1,000	1,000

See accompanying notes to consolidated financial statements.

STC BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)

			Accumulated
			Other		Total
	Common	Additional	Comprehensive	Accumulated	Stockholder's
	Stock	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 1998	$—	$97,212	$—	$(18,483)	$78,729

Net loss applicable to common stock	—	—	—	(23,304)	(23,304)
Capital contribution by Sunrise Television Corp.	—	15,000	—	—	15,000

Balance, December 31, 1999	—	112,212	—	(41,787)	70,425

Net loss applicable to common stock	—	—	—	(21,666)	(21,666)

Balance, December 31, 2000	—	112,212	—	(63,453)	48,759

Net income applicable to common stock	—	—	—	5,142	5,142
Accumulated Other Comprehensive Income
Other comprehensive income:
Cumulative effect of change in accounting principle for derivative transaction adjustment for periods prior to 2001, net of income tax of $148	—	—	240	—	240
Amortization of derivative transaction adjustment, net	—	—	(44)	—	(44)

Comprehensive Income	—	—	196	5,142	5,338

Balance, December 31, 2001	$—	$112,212	$196	$(58,311)	$54,097

See accompanying notes to consolidated financial statements.

STC BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,110	$(11,205)	$(15,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	11,748	13,933	13,405
Amortization of debt reissue costs	479	479	479
Tax effect of derivative transaction adjustment	121	—	—
Amortization of intangibles and other assets	18,643	22,244	22,505
Amortization of program rights	5,603	5,013	6,178
Payments on program rights	(6,180)	(5,332)	(6,358)
Gain on sale of stations, net	(67,781)	—	(4,500)
Impairment charge on North Dakota Stations	11,239	—	—
Loss on disposal of property and equipment	1,404	1,804	402
Deferred income tax provision (benefit)	11,799	(13,539)	(7,525)
Proceeds on surrender of insurance policy	—	107	—
Changes in operating assets and liabilities, net of effects from acquired stations:
Accounts receivable, net	397	3,773	1,667
Other current assets	(88)	349	(606)
Accounts payable and accrued expenses	2,502	(2,066)	(3,664)

Net cash provided by operating activities	6,996	15,560	6,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WPRI	(52,062)	—	—
Acquisition of WUPW	—	—	(74,487)
Proceeds from sale of stations	127,086	—	46,000
Release (deposit) on purchase of WPRI	5,000	(5,000)	—
Investment in note receivable	(2,500)	—	—
Transfer to restricted cash	(3,153)
Capital expenditures	(8,062)	(4,939)	(5,781)
Proceeds from the disposal of property and equipment	88	79	242
Other, net	796	(83)	22

Net cash provided by (used in) investing activities	67,193	(9,943)	(34,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under senior credit agreement	—	5,500	62,000
Repayment of senior credit agreement	(71,100)	(10,000)	(73,250)
Capital contribution of cash by parent, net	—	—	15,000
Proceeds from sale of redeemable preferred stock Series B, net of expenses	—	—	61,405
Payment of redeemable preferred stock dividend Series B	—	—	(1,191)
Retirement of redeemable preferred stock Series B	—	—	(37,500)

Net cash (used in) provided by financing activities	(71,100)	(4,500)	26,464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,089	1,117	(1,438)
CASH AND CASH EQUIVALENTS, beginning balance	5,026	3,909	5,347

CASH AND CASH EQUIVALENTS, ending balance	$8,115	$5,026	$3,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash items:
Accrued preferred dividends and accretion	$11,968	$10,461	$6,232
New program contracts, other than acquisition	$4,143	$2,086	$6,112
Cash paid for interest	$13,377	$18,831	$20,613

See accompanying notes to consolidated financial statements.

STC BROADCASTING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(Dollars in thousands except per share data)

1. ORGANIZATION AND NATURE OF OPERATIONS:

     The accompanying financial statements present the consolidated financial statements of STC Broadcasting, Inc. (“STC”) and subsidiaries (the “Company”). STC is a wholly owned subsidiary of Sunrise Television Corp. (“Sunrise”). On March 14, 2000, STC License Company (“STCLC”), a subsidiary of STC, filed an application with the Federal Communications Commission (“FCC”) for consent to transfer control of Sunrise to Smith Broadcasting Partners, L.P. (“SBP”). SBP is a limited partnership owned by certain current and former senior managers of the Company and is controlled by Smith Broadcasting Group, Inc. (“SBG”). SBG is controlled by Robert N. Smith, the former Chief Executive Officer and a current director of Sunrise and the Company. This application for transfer was approved on July 12, 2000, and was consummated on August 30, 2000, by the sale of one share of Sunrise voting common stock by Sunrise Television Partners, L.P. (“STPLP”) to SBP for two hundred dollars and the conversion by STPLP of its remaining shares of voting common stock of Sunrise to a non-voting common stock (“Sunrise Reorganization”). STPLP is a limited partnership controlled by Thomas O. Hicks, an affiliate of Hicks, Muse, Tate and Furst, Incorporated (“Hicks Muse”).

     On January 3, 2002, SBP entered into an agreement to sell its one share of non-voting common stock of Sunrise to William Banowsky, a current director of the Company and Sunrise, for two hundred dollars. On January 3, 2002, STPLP agreed to sell one share of Sunrise non-voting stock to Dr. William Cunningham, a current director of the Company and Sunrise. Upon consummation of such sale, the share of non-voting common stock will be immediately converted into one share of Sunrise voting common stock.

     On January 7, 2002, the Company, Sunrise and STCLC entered into a Management Services Agreement (the “SBG Management Agreement”) with SBG, pursuant to which, among other things, SBG will assume management of KVLY, Fargo, North Dakota, KFYR, Bismarck, North Dakota, and its three satellite stations KMOT, Minot, North Dakota, KUMV, Williston, North Dakota, and KQCD, Dickinson, North Dakota (collectively the “North Dakota Stations”) (see footnote 14).

     On January 7, 2002, the Company, Sunrise and STCLC entered into a Management Service Agreement (the “LIN Management Agreement”) with LIN Television Corporation (“LIN”), pursuant to which, among other things, LIN will assume the management of the Company’s television stations except for the North Dakota Stations (see footnote 13). Affiliates of Hicks Muse have a substantial investment in LIN.

     On February 8, 2002, the Company and STCLC entered into an Asset Purchase Agreement with Smith Television of North Dakota, Inc. and Smith Television of North Dakota License Holdings, Inc. (collectively “Smith Television”) to sell substantially all the assets of the Company’s North Dakota Stations (see footnote 10). Smith Television is controlled by affiliates of Robert N. Smith.

     On February 19, 2002, Sunrise and LIN TV Corp. (“LIN TV”) entered into an Agreement and Plan of Merger (the “LIN TV Merger”). LIN TV is the parent company of LIN (see footnote 20). Affiliates of Hicks Muse have a substantial investment in LIN TV.

     The Company owns the following commercial television stations (the “Stations”) at December 31, 2001:

Station	Designated Market Area	Network Affiliation

WPRI	Providence, Rhode Island and New Bedford, Massachusetts	CBS
WDTN	Dayton, Ohio	ABC
WUPW	Toledo, Ohio	FOX
WEYI	Flint-Saginaw-Bay City,Michigan	NBC
KFYR	Bismarck, North Dakota	NBC
KMOT	Minot, North Dakota	NBC
KUMV	Williston, North Dakota	NBC
KQCD	Dickinson, North Dakota	NBC
KVLY	Fargo, North Dakota	NBC
KRBC	Abilene-Sweetwater, Texas	NBC
KACB	San Angelo, Texas	NBC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The accompanying consolidated financial statements include the consolidated accounts of the Company. All material intercompany items and transactions have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Restricted cash, included in other assets at December 31, 2001, amounting to approximately $3,154 was held in highly liquid investments. On January 7, 2002, the cash was released from escrow and used to reduce outstanding balances on the senior credit agreement in the amount of $3,000.

Concentration of Risk and Accounts Receivable

     The Company serves the markets shown in Note 1 and accordingly, the revenue potential of the Company is dependent on the economy in these markets. The Company monitors the collectibility of its accounts receivable through continuing credit evaluations. Credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. Total provision for losses on doubtful accounts amounted to approximately $490, $492, and $403 for the three years ended December 31, 2001, respectively.

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

     The capitalized cost of program rights for one-time only programs is amortized on a straight-line basis over the period of the program rights agreements. The capitalized cost of program rights for multiple showing syndicated program material is amortized on an accelerated basis over the period of the program rights agreements. Program rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material. Payments of program rights liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Barter Transactions

     The Company purchases certain programming, which includes advertising time of the syndicator during the airing of the programs. The estimated fair value of advertising revenue received in program barter transactions is recognized as revenue and a corresponding program cost when the airtime is used by the advertiser. The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise, or services. The estimated fair value of the equipment, merchandise or services received is recorded as deferred trade costs, the corresponding obligation to broadcast advertising is recorded as deferred trade revenues, resulting in a net current asset or net current liability. The deferred trade costs are expensed or capitalized as they are used, consumed or received. Deferred trade revenues are recognized as the related advertising is aired.

     The following table summarizes revenues realized from barter transactions:

	Three Years Ended

		December 31,

	2001	2000	1999

Program barter	$1,739	$1,449	$1,835
Other	978	1,128	1,078

Total	$2,717	$2,577	$2,913

Property and Equipment

     Property and equipment of the Stations acquired are recorded at the estimate of fair value based upon independent appraisals, and property and equipment acquired subsequent thereto is recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	20 – 39 years
Land improvements	15 years
Broadcast equipment	5 – 15 years
Vehicles	3 years
Furniture and computers	3 – 5 years

     Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized.

     The major classes of property and equipment are as follows:

	December 31,

	2001	2000
Land and improvements	$2,784	$1,770
Buildings and improvements	7,166	5,213
Broadcast equipment	37,394	31,260
Vehicles	1,661	1,195
Furniture and computers	4,083	3,404
Construction in progress	4,466	907

	57,554	43,749

Less: accumulated depreciation and amortization	(22,389)	(15,661)

Property and equipment, net	$35,165	$28,088

     At December 31, 2001, substantially all of the construction in progress related to the Company’s digital conversion program at its major market stations (see footnote 15).

Intangible Assets

     Intangible assets consist principally of values assigned to the FCC licenses and network affiliation agreements of the Stations. Intangible assets are being amortized on the straight-line basis over 15 years.

     Intangible assets consist of the following:

	December 31,

	2001	2000

FCC licenses	$95,536	$66,846
Network affiliations	128,228	128,228
Other	2,168	1,569

	225,932	196,643
Less: Accumulated amortization	(45,282)	(33,286)

Intangible assets, net	$180,650	$163,357

Other Assets

     Other assets consist of the following:

	December 31,

	2001	2000

Deferred financing and acquisition costs, net of accumulated amortization of $7,101 and $5,047, respectively	$5,827	$5,764
Program rights, net of current portion	9,268	5,393
Escrow deposit for purchase of WPRI	—	5,000
Restricted cash in indemnity escrow account	3,154	—
Note receivable from LIN	2,500	—
Other	100	700

	$20,849	$16,857

     Deferred financing costs are amortized over the applicable loan period (seven or ten years) on a straight-line basis, and deferred acquisition costs are amortized over a five year period on a straight-line basis. At December 31, 2001, the Company had a $3,154 deposit with an escrow agent related to an indemnity agreement related to the Cox Broadcasting, Inc. (“Cox”) sale. At December 31, 2000, the Company had a $5,000 deposit with an escrow agent related to the purchase of WPRI.

Broadcast Assets Held for Sale

     At December 31, 2001, broadcast assets held for sale included substantially all of the assets, including license assets, of the North Dakota Stations. At December 31, 2000, broadcast assets held for sale included substantially all of the assets, including license assets of the North Dakota Stations, WJAC and WTOV.

     Broadcast assets and liabilities held for sale consist of the following:

	December 31,

	2001	2000

Current Assets:
Accounts receivable	$2,679	$2,802
Program rights	1,197	3,405
Other current assets	113	136
Property and equipment, net	20,647	9,551
Intangible assets, net	14,058	53,484
Other assets, net	774	723

Total current	$39,468	$70,101

Non-Current Assets:
Property and equipment, net	$—	$24,196
Intangible assets, net	—	27,054
Other assets, net	—	1,095
Program rights	—	673

	$—	$53,018

Current Liabilities:
Accounts payable and accrued expenses	$1,020	$1,115
Program rights	1,229	3,548

	$2,249	$4,663

Non-Current Liabilities:
Program rights	$—	$693

Revenue Recognition

     The Company’s primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast and is net of agency and national representative commissions.

Joint Operating Agreement

     Prior to June 1, 2001, the Company had a Joint Marketing and Programming Agreement (“JMPA”) with a subsidiary of Clear Channel Communications (“CCC”) under which CCC programmed certain airtime, including news programming for WNAC and managed the sale of commercial airtime on WNAC and WPRI, the FOX and the CBS affiliate, respectively, in Providence, Rhode Island, for a period that would have ended July 1, 2006. The Company and CCC each received 50% of the broadcast cash flow generated by the two stations subject to certain adjustments in accordance with the JMPA. After the non-license closing on the purchase of WPRI on March 1, 2001, and through May 31, 2001, the Company received 89% of the broadcast cash flow of both stations. Effective June 5, 2001, upon the license closing on the purchase of WPRI, the Company took CCC’s position in the JMPA, and sold certain assets of WNAC to LIN (see footnote 3). For the period June 1, 2001, to December 31, 2001, the Company recorded 100% of the gross revenues and expenses of both stations and the expected payment to LIN (approximately $184 on an annual basis) in the consolidated financial statements.

Income Taxes

     Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

Long-Lived Assets

     Long-lived assets and identifiable intangibles are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount should be addressed. The Company has determined that there has been no impairment in the carrying value of long-lived assets of the Stations, as of December 31, 2001 and 2000, except for the value of North Dakota Stations intangibles as of December 31, 2001 (see footnote 10).

Fair Value of Financial Instruments

     The book value of all financial instruments, other than the Senior Subordinated Notes, approximates their fair value as of December 31, 2001 and 2000. The fair values of the Company’s Senior Subordinated Notes are estimated based on quoted market prices and/or quoted market prices for similar issues.

     The carrying amounts and fair value of the Senior Subordinated Notes at December 31, 2001 were as follows:

Carrying amount	$100,000
Fair value	$83,000

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

Basic and Diluted Net Income (Loss) per Common Share

     Net income (loss) per common share is computed as net income (loss) applicable to common stockholder divided by the weighted average number of shares of common stock outstanding.

Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the current year’s presentation.

Current Accounting Pronouncements

     On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. Specifically, SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has elected to treat its interest rate swap agreements related to its senior loan agreement as derivative instruments and recorded a cumulative change in accounting principle for the Company’s derivative position at January 1, 2001, the date the Company adopted SFAS No. 133, of $240, which is net of $148 in income taxes.

     On July 20, 2001, the Financial Accounting Standards Board (“FASB“) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and

requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination at acquisition). SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company will adopt SFAS No. 141 in 2002, but has not yet determined the effect this pronouncement will have on its financial statements, if any. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. At December 31, 2001, the Company had FCC Licenses, network affiliations and other intangibles of approximately $194,708. The Company is in the process of considering the effects of SFAS No. 142 on the Company’s financial statements and presently has not fully determined the impact, however, it is possible the effect could be significant. The Company will adopt SFAS No. 142 in 2002.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principle Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Management has elected not to apply SFAS No. 144 with respect to the disposals of long-lived assets prior to 2002. The Company will adopt SFAS No. 144 in 2002, but has not yet determined the effect this pronouncement will have on its financial statements, if any.

3. ACQUISITIONS AND DISPOSALS:

2001 Transactions

     On July 6, 2000, the Company entered into an agreement with Cox to sell to Cox all of the capital stock of WJAC, Incorporated for $70,000. WJAC, Incorporated owned WJAC, the NBC affiliate in Johnstown, Pennsylvania. In a related transaction, Smith Acquisition Company (“SAC”) and Smith Acquisition License Company (“SALC”), subsidiaries of the Company, entered into an agreement with Cox to sell to Cox the assets of WTOV, the NBC affiliate in Steubenville, Ohio, for $58,000. On August 4, 2000, the Company entered into Time Brokerage Agreements (“TBAs”) with Cox under which Cox programmed most of the available time on WJAC and WTOV and retained the revenues from such sales of advertising time. Cox paid the Company a $750 monthly fee under the two TBAs and reimbursed the Company for out-of-pocket costs. On December 22, 2000, the Company and Cox amended their agreement for the sale of WJAC to provide for the sale of the FCC licenses for WJAC directly from STCLC, the subsidiary of the Company which held such licenses, to Cox. Prior to the closing of the sale of WJAC and WTOV, the Company incurred direct incremental costs associated with the disposition of these stations during 2000 in the amount of $823 and such costs were expensed in 2000 and included in other expense in the accompanying consolidated financial statements. The sale of WJAC, Incorporated and WTOV closed on January 5, 2001. Net proceeds from the transactions, were approximately $125,394. $69,350 was used to permanently retire a portion of the Company’s senior term loan agreement, $53,044 was transferred to a collateral account with the Company’s senior lender pending the purchase of WPRI and $3,000 was transferred to an indemnity escrow account. The escrow deposit was released on January 7, 2002 and used to permanently retire a portion of the Company’s senior term loan agreement.

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

     On March 1, 2001, the Company and CCC consummated the purchase and sale of certain assets of WPRI. At this initial closing, the Company paid $44,500 to CCC and acquired all of the real estate and tangible personal property related to WPRI and was funded by a $39,500 payment to CCC by a transfer of funds from the collateral account with the Company’s senior lender and the release of the $5,000 previously placed in an escrow account. On June 5, 2001, the Company paid $5,500 to CCC and acquired the remaining assets of WPRI including the FCC license, working capital and operating contracts. The payment was made by a transfer of funds from the collateral account with the Company’s senior lender. On June 5, 2001, the Company financed the purchase price by making a promissory note in favor of LIN for $2,500 and completed the sale of the WNAC assets and FCC License to LIN for $2,500. The interest on the LIN note accrues at 7% and is due December 31 of each year. The note is payable in full by June 10, 2006.

     The accompanying consolidated financial statements reflect the acquisition of WPRI under the purchase method of accounting. The acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The approximate purchase price was allocated as follows:

Property and equipment	$8,722
FCC license	43,638
Deferred acquisition	2,121
Other intangibles	599
Working capital	(3,018)

$52,062

2000 Transactions

     On July 6, 2000, the Company entered into an agreement with Cox related to WJAC and WTOV as detailed above. The transaction closed on January 5, 2001.

     On November 3, 2000, the Company entered into an agreement with CCC for the purchase of WPRI as outlined above. The transaction closed on June 5, 2001.

1999 Transactions

     On February 5, 1999, the Company acquired substantially all of the assets related to WUPW from Raycom Media, Inc. for approximately $74,487. WUPW, Channel 36, is the UHF FOX-affiliated television station serving the Toledo, Ohio, market. The accompanying consolidated financial statements reflect the acquisition under the purchase method of accounting and include the results of operations from February 5, 1999. The acquired assets and assumed liabilities were recorded at fair value as of the date of acquisition. The approximate purchase price was allocated as follows:

Property and equipment	$4,688
FCC license	26,847
Network affiliation	41,293
Deferred acquisition costs	1,557
Other intangibles	422
Working capital	(320)

$74,487

     The acquisition was funded with $40,000 of borrowings and the sale of $35,000 Redeemable Preferred Stock Series B.

     On March 3, 1999, the Company, STCLC, and Nexstar Broadcasting of Rochester, Inc. (“Nexstar”) entered into an asset purchase agreement to sell to Nexstar the television broadcast license and operating assets of WROC, Rochester, New York, for approximately $46,000 subject to adjustment for certain customary proration amounts. On April 1, 1999, the Company completed the non-license sale of WROC assets to Nexstar for $43,000 and entered into a Time Brokerage Agreement with Nexstar under which Nexstar programmed most of the available time of WROC and retained the revenues from the sale of advertising time through the license closing on December 23, 1999. The Company recognized a gain of $4,500 from the sale in 1999.

4. ACCRUED EXPENSES:

     Accrued expenses consist of the following:

	December 31,

	2001	2000

Interest	$3,270	$3,313
Income tax payable	1,105	—
Compensation	941	1,080
Property taxes	376	339
Professional fees	134	246
Other	611	567

Total	$6,437	$5,545

5. OBLIGATIONS FOR PROGRAM RIGHTS:

     The aggregate scheduled maturities of obligations for program rights subsequent to December 31, 2001 are as follows:

Year

2002	$7,240
2003	6,252
2004	5,201
2005	2,974
2006	324
2007	14

22,005
Less: current portion	(7,240)

Long-term portion of program rights payable	$14,765

6. LONG-TERM DEBT:

     Long-term debt consists of the following:

	December 31,

	2001	2000

Senior Credit Agreement:
Term Loan	$24,150	$93,500
Revolving Credit Facility	—	1,750
Senior Subordinated Notes	100,000	100,000

Total long-term debt	124,150	195,250
Less: current portion	—	8,000

Long-term debt, net of current portion	$124,150	$187,250

     The following table shows scheduled payments on long-term debt:

Year

2002	$—
2003	202
2004	7,379
2005	7,379
2006	9,190
2007	100,000

$124,150

     The following table shows interest expense for the periods indicated:

	Years Ended

	December 31,

	2001	2000	1999

Senior Subordinated Notes	$11,000	$11,000	$11,000
Senior Credit Agreement	2,455	7,853	9,635
Amortization of loan costs	479	479	479

Total	$13,934	$19,332	$21,114

     In 1997, the Company completed a private placement of $100,000 principal amount of its 11% Senior Subordinated Notes (“Senior Subordinated Notes”) due March 15, 2007, which subsequently were exchanged for registered Senior Subordinated Notes having substantially identical terms.

     Interest on the Senior Subordinated Notes is payable semiannually on March 15 and September 15 of each year. The Senior Subordinated Notes will mature on March 15, 2007. Except as described below, the Company may not redeem the Senior Subordinated Notes prior to March 15, 2002. On and after such date, the Company may redeem the Senior Subordinated Notes, in whole or in part, together with accrued and unpaid interest, if any, to the redemption date. The Senior Subordinated Notes will not be subject to any sinking fund requirements. Upon a change of control, as defined, the Company will have the option, at any time on or prior to March 15, 2002, to redeem the Senior Subordinated Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest plus the applicable premium and if the Senior Subordinated Notes are not redeemed or if such change of control occurs after March 15, 2002, the Company will be required to offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the repurchase date.

     The Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Senior Subordinated Notes rank pari passu with any future senior subordinated indebtedness of the Company and will rank senior to all other subordinated indebtedness of the Company. The indenture under which the Senior Subordinated Notes were issued permits the Company to incur additional indebtedness, including senior indebtedness subject to certain limitations.

     On July 2, 1998, the Company entered into an Amended and Restated Credit Agreement (the “Senior Credit Agreement”) with various lenders which provides a $100,000 term loan facility and $65,000 revolving credit facility. The Senior Credit Agreement bears interest at an annual rate, at the Company’s option, equal to the applicable borrowing rate plus the applicable margin as defined in the Senior Credit Agreement (6.25% at December 31, 2001), or the Eurodollar Rate plus the applicable margin as defined in the Senior Credit Agreement (4.66% at December 31, 2001). Interest rates may be reduced in the event the Company meets certain financial tests relating to consolidated leverage.

     The Senior Credit Agreement provides for first priority security interests in all of the tangible and intangible assets of the Company and its direct and indirect subsidiaries. In addition, the loans under the Senior Credit Agreement are guaranteed by Sunrise and the Company’s current direct and indirect and any future subsidiaries. The Senior Credit Agreement contains certain financial and operating maintenance covenants. The Company is limited in the amount of annual payments that may be made for capital expenditures and corporate expenses.

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

     On December 21, 2001, in connection with the anticipated execution and delivery of the LIN Management Agreement (see footnote 13), the Company, Sunrise and certain of the Company’s senior lenders entered into a Waiver and Seventh Amendment (the “Seventh Amendment”) to the Senior Credit Agreement pursuant to which the Company’s senior lenders agreed, among other things, to waive the Company’s compliance with certain financial covenants through and including the fiscal quarter ending June 30, 2002, waive compliance with certain covenants under the credit agreement that would have otherwise prohibited the transactions contemplated by the LIN Management Agreement, and waive any event of default during the period from December 31, 2001, to June 30, 2002, that may arise under the Senior Credit Agreement solely relating to Sunrise’s compliance with its $25,000 senior subordinated promissory notes issued in 1999. Additionally, the Company’s senior lenders agreed, among other things, to modify the compliance thresholds in respect of the Company’s consolidated interest coverage ratio and senior leverage ratio. In exchange for the waivers and amendments granted by the Company’s senior lenders, the Company agreed that it would, during the period from December 21, 2001, through June 30, 2002: (i) limit the availability of its revolving line of credit to no more than $13,000 outstanding at any one time; (ii) fix the margins payable on borrowings bearing interest at the base rate and eurodollar rate at 1.50% and 2.75%, respectively; (iii) fix the commitment fee payable on the Company’s unused revolving line of credit at 0.50%; (iv) use the proceeds of any asset sales consummated during such period to repay the senior lenders; (v) limit the amount of additional indebtedness incurred by the Company and its subsidiaries; and (vi) limit the scope of dividends permitted to be paid to Sunrise. The Company incurred $378 in fees related to the Seventh Amendment. After the Seventh Amendment became effective, the Company was in compliance with the financing and operating covenants of both the Senior Credit Agreement and the Senior Subordinated Notes.

     On February 8, 2002, the Company entered into an Asset Purchase Agreement with Smith Television to sell substantially all the assets of the North Dakota Stations. The Company has requested a waiver from its senior lender of a loan covenant prohibiting the potential sale of these stations. The Company believes that the waiver will be granted since the proceeds will pay down all remaining amounts under the term loan portion of the Senior Credit Agreement.

     On September 11, 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changing interest rates on $70,000 of its variable rate borrowings under the Senior Credit Agreement and the base interest rate was fixed at 5.15% plus the applicable borrowing margin. On December 30, 1999, the Company entered into a swap agreement that fixed the interest rate on $25,000 of its floating rate borrowings for 18 months at 5% plus the applicable borrowing margin.

     On January 5, 2001, the Company closed the sale of WJAC and WTOV to Cox and used $69,350 of the proceeds to reduce the term portion of the Senior Credit Agreement. Simultaneous with the sale to Cox, the Company cancelled its $70,000 and $25,000 swap agreements and entered into a new swap agreement that fixed the interest rate on $25,000 of its remaining floating rate borrowings for 18 months at 4.56% plus the applicable borrowing margin. On June 29, 2001, the Company cancelled its new interest rate swap by making a payment of approximately $163 which was charged to interest expense.

7. REDEEMABLE PREFERRED STOCK:

Series A

     In March of 1997, the Company issued 300,000 shares of Redeemable Preferred Stock Series A with an aggregate liquidation preference of $30,000, or $100 per share, which is entitled to quarterly dividends that will accrue at a rate per annum of 14%. Prior to February 28, 2002, dividends may be paid in either additional whole shares of Redeemable Preferred Stock Series A or cash, at the Company’s option, and only in cash beginning with the dividend payment period ending May 31, 2002. The Senior Subordinated Notes and the Senior Credit Agreement permit the payment of cash dividends after February 28, 2002. At December 31, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series A.

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

     The Company may, at its option, subject to certain conditions, including its ability to incur additional indebtedness under the Senior Subordinated Notes and the Senior Credit Agreement, on any scheduled dividend payment date, exchange the Redeemable Preferred Stock Series A, in whole but not in part, for the Company’s 14% subordinated exchange debentures due 2008 (the “Exchange Debentures”). Holders of the Redeemable Preferred Stock Series A will be entitled to receive $1.00 principal amount of Exchange Debentures for each $1.00 in liquidation preference of Redeemable Preferred Stock Series A.

     Holders of the Redeemable Preferred Stock Series A have no voting rights, except as otherwise required by law; provided, however, the holders of the Redeemable Preferred Stock Series A, voting together as a single class, shall have the right to elect the lesser of the two directors or 25% of the total number of directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company on or after February 28, 2002, to pay cash dividends in full on the Redeemable Preferred Stock Series A for six or more quarterly dividend periods, the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock Series A, the breach or violation of one or more of the covenants contained in the Certificate of Designation, or the failure by the Company to repay at final stated maturity, or the acceleration of the final stated maturity of, certain indebtedness of the Company.

Series B

     On February 5, 1999, the Company entered into a $90,000 Redeemable Preferred Stock Series B bridge financing agreement (the “Preferred Agreement”) with three purchasers, two of which are participants in the Senior Credit Agreement, and sold $35,000 or 35,000 shares of Redeemable Preferred Stock Series B to fund the WUPW purchase, and $2,500 or 2,500 shares to fund an escrow account to pay dividends on the stock. On August 5, 1999, the Company repaid all amounts outstanding under the Preferred Agreement by a borrowing of $21,000 under the Senior Credit Agreement, a $15,000 capital contribution from Sunrise, and $1,500 of available cash. The availability for selling additional preferred stock under the Preferred Agreement was cancelled.

     On December 30, 1999, the Company sold to Sunrise 25,000 shares of Redeemable Preferred Stock Series B with an aggregate liquidation preference of $25,000. Each share is entitled to quarterly dividends that will accrue at a rate of 14% per annum, which are payable in cash or in additional whole shares of Redeemable Preferred Stock Series B. The Senior Credit Agreement prohibits the payment of cash dividends until May 31, 2002. At December 31, 2001, dividends have been accrued but are unpaid on the Redeemable Preferred Stock Series B and no cash dividends have been paid.

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

     Holders of the Redeemable Preferred Stock Series B have no voting rights, except as otherwise required by law or as expressly provided in the Certificate of Designation for the Redeemable Preferred Stock Series B; provided, however, the holders of the Redeemable Preferred Stock Series B, voting together as a single class, shall have the right to elect the lesser of two directors or 25% of the total number of directors constituting the Board of Directors of the Company upon the occurrence of certain events, including but not limited to, the failure by the Company to pay dividends, in cash or in-kind, on the Redeemable Preferred Stock Series B for six or more quarterly dividend periods or the failure by the Company to discharge any mandatory redemption or repayment obligation with respect to the Redeemable Preferred Stock Series B or the breach or violation of one or more of the covenants contained in the Certificate of Designation or the failure by the Company to repay at final stated maturity, or the acceleration of the final stated maturity of, certain indebtedness of the Company.

     The Certificates of Designation for the Redeemable Preferred Stock Series A and B contain covenants customary for securities comparable to the Redeemable Preferred Stock Series A and B, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain other restricted payments, to merge or consolidate with any other person or to sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Such covenants are substantially identical to those covenants contained in the Senior Subordinated Notes.

     Redeemable Preferred Stock dividends and accretion consisted of the following:

	Years Ended

	December 31,

	2001	2000	1999

Series A
Accrued Dividends	$7,501	$6,538	$5,696
Accretion	136	136	136
Series B
Accrued Dividends	4,232	3,688	—
Dividends Paid	—	—	1,191
Accretion	99	99	400

	$11,968	$10,461	$7,423

8. TRANSACTIONS WITH AFFILIATES:

     In March of 1997, Sunrise and the Company entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with Hicks Muse & Co. (“HMC”), an affiliate of Hicks Muse pursuant to which Sunrise and the Company have agreed to pay HMC an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1, of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net revenues of the Company and its subsidiaries for the then-current fiscal year plus reimbursement of certain expenses.

     The Monitoring and Oversight Agreement makes available the resources of HMC concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be, provided to the Company by HMC could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company’s opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received, and to be received, by Sunrise and the Company. Total payments related to this agreement, including reimbursed expenses, amounted to approximately $127, $209, and $233 for the three years ended December 31, 2001, respectively. On January 7, 2002, the Company and Sunrise entered into the First Amendment to Monitoring and Oversight Agreement with HMC pursuant to which the monitoring fee payable by the Company and Sunrise was reduced to an aggregate annual fee of $100 plus reimbursed expenses. The Monitoring and Oversight Agreement will terminate upon consummation of the LIN TV Merger.

     In March of 1997, Sunrise and the Company entered into a ten-year agreement (the “Financial Advisory Agreement”) with HMC pursuant to which HMC received a financial advisory fee of 1.5% of the transaction value at the closing of the Jupiter/Smith acquisition as compensation for its services as financial advisor to the Company. HMC is entitled to receive a fee equal to 1.5% of the “transaction value” for each “add-on transaction” in which the Company is involved. The term “transaction value” means the total value of the add-on transaction including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term “add-on transaction” means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving the Company or any of its subsidiaries, and any other person or entity. The Financial Advisory Agreement makes available the resources of HMC concerning a variety of financial and operational matters. The Company does not believe that the services that have been, and will continue to be provided by HMC could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company’s opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by the Company. Total fees paid under this agreement for the three years ended December 31, 2001, were $3,398, $0, and $1,764, respectively, and were capitalized as cost of acquisition, netted against proceeds from sale of stations, or recorded as costs related to sales of stations. The Financial Advisory Agreement will terminate upon consummation of the LIN TV Merger.

     In March of 1997, affiliates of Hicks Muse purchased 250,000 shares of the Redeemable Preferred Stock Series A for a purchase price of approximately $24,100 (or 96.5% of the initial liquidation preference of such shares) and received in connection therewith warrants to purchase 17,361 shares of Class B Common Stock of Sunrise. The Hicks Muse affiliates and the other purchaser of the Redeemable Preferred Stock Series A received certain registration rights with respect to the shares of common stock of Sunrise issuable upon exercise of the warrants. On August 30, 2000, non-vested warrants to purchase 5,697 shares of Class B Common Stock of Sunrise were cancelled in conjunction with the Sunrise Reorganization and Hicks Muse sold its 250,000 shares to an unrelated party.

     On December 30, 1999, STC Broadcasting sold Sunrise 25,000 shares of Redeemable Preferred Stock Series B. To fund this purchase, Sunrise sold Senior Subordinated Promissory Notes of which $22,500 were purchased by affiliates of Hicks Muse. Warrants to purchase 42,480 shares of Sunrise Class B Common Stock were issued to Hicks Muse affiliates. On August 30, 2000, non-vested warrants to purchase 33,300 shares of Class B Common Stock were cancelled in conjunction with the Sunrise Reorganization and Hicks Muse sold its Senior Subordinated Notes to an unrelated party.

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

     A defined contribution 401(k) savings plan is provided to employees of the Company by Sunrise. Employees of the Company who have been employed for six months and who have attained the age of 21 years are generally eligible to participate. Certain employees represented by one union have elected not to participate in the plan and have established their own plan. Total contributions by the Company to the defined contribution 401(k) savings plan were approximately $445, $428, and $492 for the three years ended December 31, 2001, respectively.

     On January 31, 2001, the Company and certain subsidiaries entered into an Asset Purchase Agreement with LIN to sell LIN certain assets of WNAC, including the FCC license and an interest in the revised JMPA for $2,500. On June 5, 2001, the Company financed the purchase price by making a promissory note in favor of LIN for $2,500 and completed the sale of the WNAC assets and FCC License to LIN for $2,500. Affiliate of Hicks Muse have substantial interest in LIN.

     On January 7, 2002, the Company, Sunrise and STCLC entered into the LIN Management Agreement with LIN. Affiliates of Hicks Muse have substantial investment interest in LIN (see footnote 13).

     On January 7, 2002, the Company, Sunrise and STCLC entered into the SBG Management Agreement. SBG is controlled by Robert N. Smith, the former chief executive officer and a current director of the Company and Sunrise (see footnote 14).

     On February 8, 2002, the Company and STCLC entered into an Asset Purchase Agreement with Smith Television to sell substantially all the assets of the Company’s North Dakota Stations (see footnote 10). Smith Television is controlled by affiliates of Robert N. Smith.

     On February 19, 2002, Sunrise and LIN TV entered into the LIN TV Merger (see footnote 20). Affiliates of Hicks Muse have a substantial investment in LIN TV.

9. OTHER EXPENSE (INCOME), NET:

     Other expense (income), net consists of the following:

	December 31,

	2001	2000	1999

Loss on disposal of property and equipment, net	$1,404	$1,804	$402
Interest income	(1,020)	(351)	(250)
Expenses incurred related to:
Termination of employee	444	—	—
Sale of stations	14	823	—
Cancelled acquisition of Sinclair stations	—	875	—
Cancelled debt offering	—	—	825
Other, net	269	32	150

	$1,111	$3,183	$1,127

2001

     During 2001, the Company incurred $444 of expenses as a result of terminating the Company’s regional vice president. Approximately $1,200 of the loss on disposal of property and equipment, net, resulted from the replacement of analog transmitters at WNAC and WEYI.

2000

     On March 16, 1999, the Company and Sinclair Communications, Inc. (“Sinclair”) entered into a purchase agreement (the “Sinclair Agreement”). Pursuant to the Sinclair Agreement, the Company agreed to acquire from Sinclair: WICS, Channel 20, Springfield, Illinois; WICD, Channel 15, Champaign, Illinois; and KGAN, Channel 2, Cedar Rapids, Iowa (collectively, the “Sinclair Stations”) for a total purchase price of $87,000 including working capital, fees and expenses. In April 1999, and at various other times, the Antitrust Division of the United States Department of Justice (“DOJ”) issued various requests for additional information under the Hart-Scott-Rodino Antitrust Improvements Act in connection with the acquisition.

     On March 14, 2000, the Company entered into a Termination Agreement with Sinclair thereby ending the Company’s plan to acquire the Sinclair Stations. The approval by the Antitrust Division of the DOJ was not received on a timely basis. Attempts were made to comply with various information requests of the DOJ, numerous compromises were offered to the DOJ and offers the Company deemed reasonable were found unacceptable by the DOJ. The Company incurred a one-time charge of $875 in the first quarter 2000 related to its efforts to purchase the Sinclair Stations, respond to the information requests of the DOJ, its extended negotiation with the DOJ and the Company’s subsequent effort to remarket WICS and WICD in an attempt to reach a reasonable compromise with the DOJ.

     During 2000, the Company incurred direct and incremental costs related to the sale of WTOV and WJAC in the amount of $823. Approximately $1,140 of the loss on disposal of property and equipment , net, resulted from the replacement of older equipment at the North Dakota properties and the remaining loss resulted from the replacement of older equipment at the remaining stations.

1999

     During 1999 the Company and Sunrise had plans to sell debt securities of Sunrise or preferred stock of the Company in a private placement to complete the Sinclair Agreement and repay the outstanding amounts under the Preferred Agreement. Sunrise and the Company subsequently determined that they would attempt to fund the Sinclair Agreement through an additional borrowing under the Senior Credit Agreement and by an additional capital contribution by Sunrise. The results of operations for the year ended December 31, 1999, include a charge of $825 for expenses incurred related to the cancelled private placement.

10. IMPAIRMENT CHARGE ON NORTH DAKOTA STATIONS:

     In July of 2001, the Board of Directors of the Company directed management to seek a buyer for the North Dakota Stations. On November 7, 2001, the Company entered into a non-binding letter of intent with Smith Television of New York, Inc., an entity indirectly controlled by Robert N. Smith, for the purchase of the North Dakota Stations for a price of $38,500. On February 8, 2002, the Company and STCLC entered into an Asset Purchase Agreement with Smith Television to sell substantially all the assets of the Company’s North Dakota Stations. Payment of the purchase price will be $28,875 in cash at closing and a note in the amount of $9,625. This transaction is subject to review and approval by the FCC and other customary closing conditions. Additionally, for a period of 20 days following the execution of the Asset Purchase Agreement, Smith Television has the ability to terminate the Asset Purchase Agreement, without any liability therefor, if it has been unable to obtain a binding commitment from a nationally recognized institution to finance the acquisition. The indicated purchase price results in a carrying value of the North Dakota Stations exceeding the purchase price less cost of sale by $11,239. During the fourth quarter of 2001, the Company recorded an impairment charge of $11,239 related to the carrying value of certain intangible assets of the North Dakota Stations as a result of the proposed sale. The Company received a fairness opinion from an investment banking firm to support the $38,500 purchase price and to comply with the covenants terms of the Senior Subordinated Notes.

     At December 31, 2001, the Company has segregated the assets of the North Dakota Stations on the balance sheets at December 31, 2001, and 2000, due to the proposed sale. The following is condensed information related to the North Dakota Stations:

	December 31,

	2001	2000

Assets
Accounts receivable	$2,679	$2,746
Program rights	$1,197	$1,177
Property and equipment, net	$20,647	$24,196
Intangibles, net	$14,058	$27,054
Deferred acquisition costs	$774	$1,095
Other	$113	$90
Liabilities
Accounts payable and accrued expenses	$1,020	$1,102
Program rights payable	$1,229	$1,209

	Years Ended December 31,

	2001	2000	1999

Net revenues	$14,648	$16,939	$15,038
Expenses:
Station operating	$4,588	$4,806	$5,039
Selling, general & administrative	$4,871	$4,890	$4,820
Expenses realized from barter transactions	$480	$456	$396
Depreciation	$4,166	$5,029	$4,875
Amortization	$2,078	$2,494	$2,494

11. INCOME TAXES:

     Commencing August 30, 2000, STC Broadcasting, Inc. files a consolidated federal income tax return with Sunrise and all of its subsidiaries. Prior to August 30, 2000, all nonqualifying subsidiaries filed separate federal income tax returns. STC Broadcasting, Inc. and certain subsidiaries file separate state income tax returns. The provision (benefit) for income taxes consists of the following for the three years ended December 31, 2001:

	Years Ended

	December 31,

	2001	2000	1999

Current Tax Provision
Federal	$600	$—	$—
State	1,200	—	—

Total current	1,800	—	—

Deferred Provision (Benefit):
Federal	10,035	(11,543)	(6,408)
State	1,764	(1,996)	(1,117)

Total deferred	11,799	(13,539)	(7,525)

Total Income Tax Provision (Benefit)	$13,599	$(13,539)	$(7,525)

     Deferred taxes reflect the tax effect on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company executed the sale of WJAC through the sale of the stock of its wholly-owned subsidiary, WJAC, Incorporated. In connection with the sale of WJAC, Incorporated, $501 in deferred tax assets and $16,842 in deferred tax liabilities were transferred to Cox. Components of the Company’s net deferred tax position as of December 31, 2001, and 2000, are as follows:

	December 31,

	2001	2000

Deferred Tax Assets:
Net operating loss (NOL) and AMT credit carryforwards	$6,846	$22,770
Deferred debt costs	814	1,131
Financial reporting impairment charge on North Dakota Stations	4,271	—
Allowance for doubtful accounts	328	188
Other	4	431

	12,263	24,520

Deferred Tax Liabilities:
Intangible assets	(562)	(15,721)
Deferred gain on asset exchange	(4,433)	(4,912)
Property and equipment	(5,160)	(8,308)
Other	(121)	—

	(10,276)	(28,941)

Net deferred tax asset (liability)	1,987	(4,421)
Less: valuation allowance	(1,987)	—

	$0	$(4,421)

     The Company has federal and state NOL carryforwards which expire from 2012 through 2021. During the year ended December 31, 1999, the Company created $1,509 of valuation allowance to reserve for deferred tax assets resulting from nonqualifying subsidiaries’ NOLs for the tax reporting period. During 2000, the Company’s former nonqualifying subsidiaries qualified to file a consolidated federal income tax return due to changes in the Company’s ownership control. As a result, the Company reversed existing valuation allowance attributed to NOL related deferred tax assets. During 2001, the Company created $1,987 of valuation allowance to reserve for a portion of the deferred tax assets associated with the Company’s NOLs.

     The reconciliation of the income tax provision (benefit) based on the federal statutory income tax rate (35% in 2001, and 34% in 2000 and 1999) to the Company’s income tax provision (benefit) is as follows for the three years ended December 31, 2001:

	Years Ended

	December 31,

	2001	2000	1999

Tax provision (benefit) at the statutory rate	$10,748	$(8,413)	$(7,958)
State income tax provision (benefit), net of federal tax effect	3,502	(2,656)	(1,131)
Valuation allowance	1,987	(2,489)	1,509
Recognition of excess of tax basis over financial reporting basis in investment in a subsidiary	(2,667)	—	—
Other	29	19	55

	$13,599	$(13,539)	$(7,525)

12. MANAGEMENT CONTRACTS:

Employment Agreements

     On March 1, 1997, the Company and Sunrise entered into five-year employment agreements with four members of senior management for minimum base compensation of $250 and an annual bonus based upon criteria established by the Board of Directors. On February 1, 2001, the contracts were amended to eliminate a fixed termination date.

Non-Competition Agreement with Robert N. Smith

     On January 3, 2002, in connection with the anticipated execution and delivery of the LIN Management Agreement (see footnote 13), the Company and Sunrise entered into a Non-Competition Agreement with Robert N. Smith. Under the terms of the Non-Competition Agreement, Mr. Smith resigned as an officer of the Company and Sunrise and agreed to resign as Chairman of the Board of the Company and Sunrise effective upon the closing date of the transactions for the transfer by SBP to William S. Banowsky, Jr. of its ownership interest in one share of Class A Common Stock of the Company. Pursuant to the Non-Competition Agreement, Mr. Smith’s Executive Employment Agreement with the Company and Sunrise was terminated and in January 2002, the Company paid Mr. Smith a non-compete payment in the amount of $600 in exchange for the agreements of Mr. Smith contained therein.

     Under the Non-Competition Agreement, Mr. Smith agreed that for a period of 36 months after January 3, 2002, he will not engage in the television broadcast business within the DMA of any television broadcast station owned or operated by the Company, Sunrise or their respective subsidiaries (other than any television broadcast stations that are sold by the Company, Sunrise or their respective subsidiaries) (the “non-compete markets”). From and after January 3, 2002, the Non-Competition Agreement permits Mr. Smith to invest in, become employed by, serve as an officer of or otherwise render services to or for another business enterprise having or operating a number of television stations in a number of different DMAs, one or more of which are located in the non-compete markets; provided, however, that (i) no more than 25% of the broadcast cash flow generated by such other business enterprise is derived from television broadcast stations located within the non-compete markets and (ii) Mr. Smith does not work directly for the television broadcast stations located within the non-compete markets.

Separation Agreements

     On January 3, 2002, in connection with the anticipated execution and delivery of the LIN Management Agreement (see footnote 13), the Company and Sunrise entered into separate Separation Agreements with each of David A. Fitz and Sandy DiPasquale (“Executives”). Under the terms of their respective Separation Agreements, Messrs. Fitz and DiPasquale resigned as employees of the Company and Sunrise and agreed to resign as officers of Sunrise and the Company effective upon the closing date of the transactions for the transfer by LIN Television Corporation to a third party of all of its ownership interest in television broadcast station WNAC-TV, Providence, RI (the “WNAC Transfer Date”). The respective Executive Employment Agreements of Messrs. Fitz and DiPasquale with the Company and Sunrise were terminated in connection with the execution and delivery of their respective Separation Agreements.

     Under the terms of their respective Separation Agreements, each of Messrs. Fitz and DiPasquale agreed to provide certain consulting services to the Company and Sunrise for the period from January 3, 2002, through June 30, 2002 (the “Consulting Period”). In exchange for these consulting services, the Company agreed to pay (i) Mr. Fitz a consulting fee of $153 and a one-time payment of $525, and (ii) Mr. DiPasquale a consulting fee of $175 and a one-time payment of $600. The consulting fees are payable in six monthly installments and the one-time payments were deposited in escrow during January of 2002, and are payable on June 30, 2002, in each case provided Messrs. Fitz and DiPasquale perform their respective obligations during the Consulting Period.

     The Separation Agreements contain non-competition covenants, which provide that during the Consulting Period and for a period of 18 months thereafter, Mr. Fitz and Mr. DiPasquale, as applicable, will not engage in the television broadcast business within the non-compete markets. From and after January 3, 2003, the Separation Agreements permit Mr. Fitz and Mr. DiPasquale, as applicable, to invest in, become employed by, serve as an officer of or otherwise render services to or for another business enterprise having or operating a number of television stations in a number of different DMAs, one or more of which are located in the non-compete markets; provided, however, that (i) no more than 25% of the broadcast cash flow generated by such other business enterprise is derived from television broadcast stations located within the non-compete markets and (ii) Executive does not work directly for the television broadcast stations located within the non-compete markets.

13. LIN MANAGEMENT AGREEMENT:

     On January 7, 2002, the Company, Sunrise and STCLC entered into the LIN Management Agreement with LIN, pursuant to which, among other things, LIN will assume the management of WPRI-TV, Providence, RI; WEYI-TV, Saginaw, MI; WUPW-TV, Toledo, OH; KRBC-TV, Abilene, TX; KACB-TV, San Angelo, TX; WDTN-TV, Dayton, OH; WNAC-TV, Providence, RI; and any television broadcast stations that may be owned or operated by the Company, Sunrise or STCLC in the future but excluding any television broadcast stations that may be sold in the future (the “LIN Managed Stations”). Subject to the direction and control of the Company, Sunrise and STCLC, LIN will provide management services in order to manage, promote, maintain and operate the LIN Managed Stations. On or promptly after the WNAC Transfer Date, certain officers and employees of LIN will be elected to serve as officers of the Company, Sunrise, STCLC and their respective subsidiaries.

     As compensation for the performance of LIN’s services, the Company will pay to LIN an annual management fee of $900 less the aggregate amount of the salaries of the LIN officers and employees who are elected as officers of the Company and who are otherwise compensated by the Company for such services (“Salary Reimbursement”). In addition to the annual management fee, the Company will pay to LIN an annual fee equal to one-third of the cumulative and continuing cost savings (other than reductions in corporate overhead) actually realized by the LIN Managed Stations resulting from: (i) the clustering of the LIN Managed Stations with LIN’s television broadcast stations or the consolidation of the management and operations of the LIN Managed Stations with those services related to LIN’s television broadcast stations; (ii) the introduction of new technology to the management and operations of the LIN Managed Stations; and (iii) the renegotiation of vendor agreements, programming agreements, supply agreements and other agreements for and on behalf of the Company or one or more of its subsidiaries relating to the LIN Managed Stations. LIN will also be entitled to reimbursement for: (i) all reasonable out-of-pocket expenses that are directly incurred by it in connection with the performance of the services thereunder; (ii) all reasonable salaries and benefits of employees of LIN providing such services who are directly engaged in the performance of such services (to be calculated at hourly rates determined based on the individual employee’s annual compensation, including employee benefits) other than those employees in respect of which the Salary Reimbursement is allocable, which reasonable salaries and benefits shall not in the aggregate exceed $500 on an annualized basis; and (iii) the reasonable fees and out-of-pocket expenses of any independent contractor engaged in connection with the performance of such services, in each case subject to the operating budget for the applicable fiscal year.

     In connection with the execution and delivery of the LIN Management Agreement, Sunrise (i) issued a Stock Purchase Warrant (the “Warrant”) to LIN to purchase up to 139,780 shares of Class B Common Stock of Sunrise at a price of $56.65 per share (as adjusted from time to time pursuant to the terms of the Warrant) and (ii) adopted a 2002 Stock Option Plan, pursuant to which Sunrise has the authority to issue options to purchase up to 55,912 shares of Class B Common Stock of Sunrise to certain of the key employees and eligible non-employees of Sunrise and its subsidiaries. It is anticipated that these options will be granted to the LIN officers and employees who will be performing services for the Company on behalf of LIN under the LIN Management Agreement. In connection with the issuance of the Warrant, Sunrise granted to LIN piggy-back registration rights in respect of the shares of Class B Common Stock issuable on exercise of the Warrant.

     Unless terminated earlier, the LIN Management Agreement will terminate on January 2, 2005 subject to automatic annual extensions if it is not otherwise renewed. The LIN Management Agreement may be terminated: (i) by the mutual consent of the parties thereto; (ii) by the Company and Sunrise for any reason upon 180 days’ written notice to LIN; (iii) by the Company and Sunrise for Cause (as defined therein); (iv) at any time after the WNAC Transfer Date, by the Company and Sunrise, if Gary Chapman dies or is under a disability or ceases to be Chief Executive Officer of either the Company or Sunrise (other than removal by the board of directors or stockholders of the Company or Sunrise); and (v) by LIN for Good Reason (as defined therein) upon 30 days’ written notice.

     If the LIN Management Agreement is terminated by LIN for Good Reason or by the Company and Sunrise without Cause (other than termination pursuant to clause (iv) of the preceding paragraph), then the Company is required to pay $1,350 to LIN. If the LIN Management Agreement is terminated by the Company or Sunrise for Cause or by LIN without Good Reason, then LIN is required to pay $1,350 to the Company and Sunrise. In connection with the execution and delivery of the LIN TV Merger Agreement, Sunrise, the Company, STCLC and LIN TV entered into the Termination and Release Agreement pursuant to which the LIN Management Agreement and Registration Rights Agreement will be terminated effective as of the effective time of the LIN TV Merger.

14. SBG MANAGEMENT AGREEMENT:

     On January 7, 2002, the Company, Sunrise and STCLC entered into the SBG Management Agreement with SBG, pursuant to which, among other things, SBG will assume the management of the North Dakota Stations. Subject to the direction and control of the Company, Sunrise and STCLC, SBG will provide management services, as reasonably requested by the Company, Sunrise and STCLC and as reasonably acceptable to SBG, in order to manage, promote, maintain and operate the North Dakota Stations. SBG will not be entitled to any management fee for performing the services required to be performed by it under the SBG Management Agreement, but will be entitled to reimbursement for all reasonable out-of-pocket expenses that are directly incurred by it in connection with the performance of the services thereunder. The term of the SBG Management Agreement commences on January 7, 2002, and continues until the closing of a sale of the North Dakota Stations, unless sooner terminated by the mutual consent of the parties thereto or by any party thereto, upon 30 days’ prior written notice to the non-terminating party.

15. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

     Lawsuits and claims are filed against the Company from time to time in the ordinary course of business including suits based on defamation. Management believes that the outcome of any such pending matters will not materially affect the financial position, results of operations or cash flows of the Company.

     On January 18, 2002, and at the request of LIN under the powers provided in the LIN Management Agreement, the Company served notice on Katz Media Group, Inc. and Katz Millennium Sales and Marketing, Inc. (“Katz”) that they were terminating the representation agreement for WPRI, WNAC, WUPW, WDTN, and WEYI (the “Katz Stations”) effective January 25, 2002, and switching these stations to Petry Media Corporation and subsidiaries (“Petry”). On February 5, 2002, the Company received a letter from Katz indicating that they were due commissions on the Katz Stations for commercials aired through January 25, 2002, of $223 and for commercials contracted or committed to prior to January 26, 2002, which will be broadcast after January 25, 2002 in the amount of $196. Additionally, Katz made certain claims related to termination obligations related to the Katz Stations in the amount of $2,508. On February 19, 2002, Petry agreed to indemnify and defend the Company against any loss arising out of the termination of the Katz Stations representation agreements with Katz. The claims are being negotiated between Katz and Petry and the Company presently believes that there will be a settlement between the two parties that will not result in any liability on behalf of the Company.

Network Affiliation Agreements

     The Company is currently negotiating with FOX as to the terms of renewal of its affiliation agreements with WNAC and WUPW. While negotiations continue, the terms of the expired affiliation agreements remain in effect.

     Effective January 1, 2001, compensation received by WDTN-TV from the ABC Network was reduced by $700 a year pursuant to the affiliation agreement. This reduction was part of an overall negotiation with Clear Channel related to its merger with AM/FM and the sale of WPRI to the Company.

     The Company’s affiliation agreement with the NBC network for KVLY expires on March 28, 2002, and the NBC network affiliation agreement for KFYR and its three satellites expired on December 31, 2001. The Company has begun discussions on new agreements for both stations. The agreement on KFYR continues on a monthly basis while negotiations proceed.

Employees

     As of December 31, 2001, the Company had approximately 599 full-time and 97 part-time employees. WEYI has a contract with United Auto Workers that expires on September 30, 2002, with respect to 37 employees. WDTN has a contract with the International Brotherhood of Electrical Workers (“IBEW”) that expires July 1, 2003, with respect to 52 employees. KFYR has a contract with IBEW that expires on September 9, 2003, with respect to 10 employees. No significant labor problems have been experienced by the Stations. The Company considers its overall labor relations to be good. However, there can be no assurance that the Company’s collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Digital Conversion

     FCC regulations require the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operation. The digital conversion will require an approximate $15,000 outlay for new equipment. During 2001, the Company signed master agreements with suppliers of antennas, transmission lines and transmitters. Digital expenditures amount to $3,958 for the year ended December 31, 2001, with the balance to be paid in 2002 and 2003. The Company anticipates that, due to equipment manufacturing delays and the non availability of tower crews during early 2002, it will file with the FCC for an extension of time to complete the digital construction, especially with respect to the stations located in North Dakota and Texas. Costs related to the North Dakota and Texas stations are estimated at $7,000. Although there can be no assurance that the FCC will so act, the Company anticipates that the FCC will grant such extensions. Although the Company believes it is highly unlikely, there is a remote possibility that the Company could lose the digital FCC license for a station that does not build-out within the time allowed by the FCC. The Company anticipates that digital expenditures will be paid for through available cash on hand, cash generated from operations and borrowings under the Company’s revolving credit facility.

Lease Commitments

     The Company leases land for three transmitter towers, two studio/office facilities, satellite sales and news offices, two corporate offices and minor equipment. Total rent expenses were approximately $571, $640, and $421 for the three years ended December 31, 2001, respectively.

     At December 31, 2001, the total minimum annual rental commitments under non-cancelable leases for the three transmitter land sites, the two studio facilities and the two corporate offices are as follows:

Year	Total

2002	$519
2003	495
2004	413
2005	358
2006	333
Thereafter	1,356

Total	$3,474

     The lease on the WUPW transmitter site is a 99 year lease with an end date of December 2, 2089. The Company has an option to purchase the property on August 1, 2018 at fair market value. The above lease commitment disclosure includes the monthly payments, (presently $5 a month plus an annual 3% increase) through the option date.

16. SEGMENT INFORMATION:

     The Company has seven reportable segments, two license corporations and a corporate office in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” These segments are television stations in designated market areas (“DMA”) as defined by A. C. Nielsen Company.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on station broadcast operating income before depreciation, amortization, interest income, interest expense, income taxes, nonrecurring gains and losses, and extraordinary items.

     The Company has no intersegment sales or transfers other than interest that is allocated to certain subsidiaries of the Company. All segments have local distinct management separate from senior corporate management. Each management team is evaluated based upon the station’s operating performance.

     The following tables set forth information by segments, aggregated with segments that have similar economic characteristics, and reconciles segment information to the consolidated financial statements amounts.

			Net			Depreciation	New
		Net	Income	Total	Capital	and	Program	Program
	Year	Revenues	(Loss)	Assets	Expenditures	Amortization	Rights	Amortization

Segment Groups

49 – 75 DMA	2001	$47,862	$(17,270)	$59,622	$3,202	$7,569	$3,368	$4,942
	2000	44,880	(7,836)	42,665	3,185	6,055	1,324	3,530
	1999	44,409	(8,312)	49,632	1,813	5,916	4,048	4,455

76 DMA and above	2001	19,092	(3,372)	31,322	852	5,907	775	661
	2000	35,351	(12,258)	51,017	1,740	9,779	762	1,483
	1999	36,748	(13,385)	64,867	3,551	9,428	2,064	1,723

License Corporations	2001	0	50,561	193,151	0	16,557	0	0
	2000	0	11,879	241,243	0	19,995	0	0
	1999	0	15,638	261,241	0	20,271	0	0

Corporate	2001	0	(12,809)	19,936	4,008	358	0	0
	2000	0	(2,990)	13,832	14	348	0	0
	1999	0	(9,822)	8,433	417	295	0	0

Company Totals:	2001	66,954	17,110	304,031	8,062	30,391	4,143	5,603
	2000	80,231	(11,205)	348,757	4,939	36,177	2,086	5,013
	1999	81,157	(15,881)	384,173	5,781	35,910	6,112	6,178

			Income Tax		Gain
		Program	Provision	Asset	on Sale	Interest
	Year	Payments	(Benefit)(1)	Impairment	of stations	Expense(2)

Segment Groups

49 – 75 DMA	2001	$5,509	$0	$0	$(6)	$1,067
	2000	3,879	0	0	0	2,560
	1999	4,543	0	0	979	2,560

76 DMA and above	2001	671	0	0	1,850	704
	2000	1,453	0	0	0	4,384
	1999	1,815	0	0	0	4,384

License Corporations	2001	0	0	11,239	50,958	0
	2000	0	0	0	0	0
	1999	0	0	0	3,521	0

Corporate	2001	0	13,599	0	14,979	12,163
	2000	0	(13,539)	0	0	12,388
	1999	0	(7,525)	0	0	14,170

Company Totals:	2001	6,180	13,599	11,239	67,781	13,934
	2000	5,332	(13,539)	0	0	19,332
	1999	6,358	(7,525)	0	4,500	21,114

(1)	The tax provision (benefit) is allocated entirely to the corporate office.
(2)	Interest expense is allocated to various subsidiaries, which own WJAC, KRBC, KACB, WTOV and WNAC.

17. UNAUDITED QUARTERLY DATA:

		Net		Net Income (Loss)		Net Income (Loss)
Year Ended	Net	Income		Applicable to		per
December 31,	Revenues	(Loss)		Common Stock		Common Share

2001
1st quarter	$13,169	$48,413	(1)	$45,571	(1)	$45,571
2nd quarter	16,998	(9,362	)(2)	(12,302	)(2)	(12,302)
3rd quarter	16,676	(6,741)		(9,782)		(9,782)
4th quarter	20,111	(15,200	)(3)	(18,345	)(3)	(18,345)
2000
1st quarter	$18,533	$(6,031)		$(8,516)		$(8,516)
2nd quarter	21,748	(3,975)		(6,545)		(6,545)
3rd quarter	18,800	3,074		417		417
4th quarter	21,150	(4,273)		(7,022)		(7,022)
1999
1st quarter	$20,414	$(5,296)		$(7,000)		$(7,000)
2nd quarter	21,207	(3,036)		(5,067)		(5,067)
3rd quarter	18,223	(5,401)		(7,557)		(7,557)
4th quarter	21,313	(2,148)		(3,680)		(3,680)

(1)	Includes the effect of $78,315 related to the gain on the sale of WJAC and WTOV (see footnote 3).

(2)	Includes the effect of $9,594 related to the loss on the sale of WNAC (see footnote 3).

(3)	Includes the effect of $11,239 impairment charge related to the sale of the North Dakota Stations (see footnote 10.)

18. VALUATION AND QUALIFYING ACCOUNTS:

	Balance at	Charged to	Charged		Write offs	Balance
	Beginning	Costs and	to Other		Net of	at End
Description	of Period	Expenses	Accounts		Recoveries	of Period

Allowance for doubtful accounts
Year ended December 31, 2001	$336	$490	$239	(1)(3)	$318	$747 (2)
Year ended December 31, 2000	$546	$492	$(142	)(3)	$560	$336 (2)
Year ended December 31, 1999	$504	$403	—		$361	$546

(1)	Amount includes $235 of allowance for doubtful account balances in connection with the acquisition of WPRI.

(2)	Receivables included in broadcast assets held for sale have an additional $84 and $142 of an allowance for doubtful accounts in 2001 and 2000, respectively.

(3)	Net transfer to broadcast asset held for sale.

19. PRO FORMA UNAUDITED HISTORICAL INFORMATION

     Set forth below is a summary of certain unaudited pro forma financial information reflecting the effects of the sale of WJAC and WTOV, the purchase of WPRI, the sale of WNAC’s FCC License and other assets, and the sale of the North Dakota Stations on the historical consolidated statement of operations of the Company as if all of these transactions had taken place at January 1, 2001. The following pro forma information is not indicative of the actual results that would have been achieved since January 1, 2001, nor is it indicative of the future results of operation.

Year Ended December 31,
2001

Net broadcasting revenues	$59,589

Net income	$21,789

Net income applicable to common stock	$9,821

20. MERGER WITH LIN TV:

     On February 19, 2002, Sunrise and LIN TV entered into the LIN TV Merger pursuant to which, upon the terms and conditions thereof, Sunrise would merger with LIN into LIN TV. Upon consummation of the acquisition, each issued and outstanding share of Sunrise's Class A Common Stock and Class B Common Stock held by holders other than affiliates of Hicks Muse will be automatically converted into the right to receive approximately 22.4863 shares of LIN TV’s Class A Common Stock, and each issued and outstanding share of Sunrise Class B Common Stock held by affiliates of Hicks Muse will be automatically converted into the right to receive approximately 22.4863 shares of LIN TV Class B Common Stock, subject in each case to adjustment in the event of a stock split, combination, issuance of additional shares of common stock and similar events. In addition, option and warrants, other than those held by affiliates of Hicks Muse, to acquire shares of Sunrise Common Stock that are outstanding immediately prior to the Merger will be converted to the right to receive shares of LIN TV Class A Common Stock with share amounts and exercise prices adjusted based on the same terms. Issued and outstanding warrants to acquire shares of Sunrise Common Stock held by affiliates to Hicks Muse will be converted into the right to receive shares of LIN TV Class B Common Stock with share amounts and exercise prices adjusted based on the same terms.

     The closing of the LIN TV Merger is conditioned upon, among other things, the following:

•	stockholder approval from LIN TV and Sunrise;

•	FCC approval of the transfer of control of the Company’s FCC licenses;

•	the sale of the North Dakota Stations by the Company, the sale of WNAC-TV by LIN TV and the replacement of the Senior Credit Agreement;

•	the delivery of opinions from respective financial advisors to the effect that the consideration given and received by each party to the merger agreement is fair, from a financial point of view, to its respective stockholders; and

•	consent to the merger by third parties, including those required under the Company’s network affiliation agreements and station leases.
•	the delivery of opinions from the Company’s and LIN TV FCC counsel.

     The merger agreement terminates on February 19, 2003 and can be terminated by our mutual agreement or either party can terminate if the other party breaches a representation or warranty or fails to perform and such breach or failure constitutes a material adverse effect.

     Under the merger agreement, LIN TV has agreed to indemnify and provide directors’ and officers’ liability insurance for each current and former director, officer and employee of the Company and Sunrise or any of its subsidiaries against claims arising out of actions or omissions occurring prior to the merger arising out of the fact that such person is or was a director, officer or employee or arising out of the merger.

     If the LIN TV Merger is not consummated prior to the completion of a planned initial public offering of LIN TV, LIN TV will lend Sunrise an amount sufficient to repay substantially all of its and the Company’s outstanding indebtedness, including the Sunrise Senior Subordinated Notes (“Sunrise Notes”) and redeem the Company’s outstanding Series A Preferred Stock, other than the Company’s Series A Preferred Stock and Sunrise Notes, that affiliates of Hicks Muse expect to acquire from a third party and exchange for shares of LIN TV Class B Common Stock. The loan will bear interest, payable monthly, at a rate of 9% per annum and will mature one year from its issue date, subject to extension by LIN TV. The loan will be secured by substantially all of the assets of Sunrise, other than FCC licenses, and a pledge of the capital stock of Sunrise’s subsidiary that holds those FCC licenses. The loan agreement will prohibit, among other things, the ability of Sunrise and its subsidiaries to incur any additional indebtedness or liens or enter into any transaction that is not in the ordinary course of its business.

     Hicks Muse intends to make a significant investment in LIN TV Class B Common Stock. In connection with this investment, Hicks Muse expects to acquire approximately $78 million of the Company’s outstanding Series A Preferred Stock and Sunrise Notes from a third party. LIN TV expects to enter into an exchange agreement with Hicks Muse pursuant to which LIN TV will exchange the Company’s Series A Preferred Stock and Sunrise Notes held by Hicks Muse for shares of LIN TV Class B Common Stock upon the consummation of the LIN TV Merger. Hicks Muse will receive a number of shares of LIN TV Class B Common Stock having an equivalent value to the Series A Preferred Stock and Sunrise Notes based upon the initial public offering price of LIN TV Class A Common Stock.

EXHIBIT INDEX

Exhibit
No.	Description of Document

2.1	Stock Purchase Agreement, dated as of July 8, 1997, by and among STC Broadcasting, Inc., Abilene Radio and Television Company and the stockholders named therein.(2)
2.2	1st Amendment to Stock Purchase Agreement dated as of December 3, 1997, by and among STC Broadcasting, Inc., Abilene Radio and Television Company and the stockholders named therein.(5)
2.3	Contract of Sale by and between Meyer Broadcasting Company and STC Broadcasting, Inc. dated April 27, 1998.(4)
2.4	Asset Purchase Agreement by and between Elcom of Ohio, Inc., and STC Broadcasting, Inc. dated as of July 24, 1998. (5)
2.5	Asset Purchase Agreement by and among STC Broadcasting, Inc. and STC License Company and Nexstar Broadcasting of Rochester, Inc. dated March 3, 1999.(7)
2.6	Purchase Agreement by and among Sinclair Communications, Inc. and STC Broadcasting, Inc. dated March 16, 1999.(7)
2.7	Asset Purchase Agreement by and among Smith Acquisition Company, Smith Acquisition License Company and Cox Broadcasting, Inc. for television station WTOV-TV, Steubenville, Ohio.(10)
2.8	Stock Purchase Agreement by and among STC Broadcasting, Inc., WJAC, Incorporated and Cox Broadcasting, Inc. for television station WJAC-TV, Johnstown, Pennsylvania.(11)
2.9	Asset Purchase Agreement dated November 3, 2000, among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., (sellers) and STC Broadcasting, Inc. (buyer) for television station WPRI, Providence, Rhode Island.(12)
2.10	Asset Purchase Agreement dated January 31, 2001 among STC Broadcasting, Inc., STC License Company, Smith Acquisition Company, Smith Acquisition License Company and LIN Television Corporation related to the sale of certain assets of WNAC.(14)
2.11	Asset Purchase Agreement by and among Smith Acquisition Company, Smith Acquisition License Company and Cox Broadcasting, Inc. for television station WTOV-TV, Steubenville, Ohio.(11)
2.12	Asset Purchase Agreement dated February 8, 2002, by and between STC Broadcasting, Inc. (“STC”), and STC License Company, a wholly-owned subsidiary of STC. Smith Television of North Dakota (“STND”) and Smith Television of North Dakota License Holdings, Inc. a wholly-owned subsidiary of STND.(18)
2.13	Agreement and Plan of Merger between LIN TV Corp. and Sunrise Television Corp. dated February 19, 2002.(19)
3.1	Certificate of Designation of the Powers, Preferences and Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999.(7)
3.2	Certificate of Elimination with respect to the Preferred Stock, Series B of STC Broadcasting, Inc. dated December 28, 1999. (8)
3.3	Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock, Series B and Qualifications, Limitations and Restrictions thereof of STC Broadcasting, Inc. dated December 28, 1999.(8)

3.4	Amended and Restated Certificate of Incorporation of STC Broadcasting, Inc. (formerly known as STV Acquisition Company).(1)
3.5	Amended and Restated Bylaws of STC Broadcasting, Inc.(1)
3.6	Second Amended and Restated Certificate of Incorporation of Sunrise Television Corp.(12)
3.7	Second Amended and Restated Bylaws of Sunrise Television Corp.(12)
3.8	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Sunrise Television Corp. dated January 7, 2002.(19)
4.1	Stock Purchase Agreement dated March 13, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P., related to the purchase of voting stock in Sunrise Television Corp.(12)
4.2	First Amendment to Stock Purchase Agreement dated June 27, 2000, by and between Sunrise Television Partners, L.P. and Smith Broadcasting Partners, L.P. amending Stock Purchase Agreement dated March 13, 2000.(12)
4.3	Certificate of Amendment to Certificate of Designation of the 14% Redeemable Preferred Stock.(12)
4.4	Letter Agreement dated August 30, 2000 between Smith Broadcasting Partners, L.P., Sunrise Television Corp., Smith Broadcasting Group, Inc., Sandy DiPasquale, John Purcell and David Fitz.(12)
4.5	First Amendment to Stock Purchase Warrant #1 with Hicks, Muse, Tate & Furst Equity Fund III, L.P.(12)
4.6	First Amendment to Stock Purchase Warrant #2 with Chase Equity Associates, L.P.(12)
4.7	First Amendment to Stock Purchase Warrant #3 with HM3 Coinvestors, L.P.(12)
4.8	First Amendment to Stock Purchase Warrant #4 with Hicks Muse Tate & Furst Equity Fund III, L.P.(12)
4.9	First Amendment to Stock Purchase Warrant #5 with HM3 Coinvestors, L.P.(12)
4.10	First Amendment to Stock Purchase Warrant #6 with Chase Equity Associates, L.P.(12)
4.11	STC Broadcasting, Inc. Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof.(1)
4.12	Certificate of Amendment to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 14% Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof of STC Broadcasting, Inc.(1)
4.13	Stock Purchase Agreement dated January 3, 2002 between Sunrise Television Partners L.P. and Dr. William Cunningham related to the purchase of one share of class B common stock of Sunrise Television Corp. and its conversion to class A common stock.(19)
4.14	Stock Purchase Agreement dated January 3, 2002 between Smith Broadcasting Partners, L.P. and William Banowsky related to the purchase of one share of class A common stock of Sunrise Television Corp.(19)

4.15	Stock Purchase Warrant issued on January 7, 2002 by Sunrise Television Corp. to LIN Television Corporation.(17)
4.16	2002 Stock Option Plan of Sunrise Television Corp.(17)
4.17	Form of Non-qualified Stock Option Letter Agreement of STC Broadcasting, Inc. and Sunrise Television Corp.(14)
4.18	Registration Rights Agreement dated as of January 7, 2002 between Sunrise Television Corp. and LIN Television Corporation.(17)
4.19	Waiver and Seventh Amendment dated as of December 21, 2001, to the Amended and Restated Credit Agreement dated as of July 2, 1998, as amended, among STC Broadcasting, Inc., as borrower, Sunrise Television Corp., the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. as documentation agent, Citicorp USA, Inc. (formerly known as Salomon Brothers Holding Company Inc.) as syndication agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent.(17)
4.20	First Amendment to the Sunrise Television Corp. 2002 Stock Option Plan.(19)
10.1	Employment Agreement dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and Robert N. Smith.(1)
10.2	Employment Agreement dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and David A. Fitz.(1)
10.3	Employment Agreement dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and Sandy DiPasquale.(1)
10.4	Employment Agreement dated as of February 28, 1997, by and between Sunrise Television Corp., STC Broadcasting, Inc. and John M. Purcell.(1)
10.5	Monitoring and Oversight Agreement dated as of February 28, 1997, by and among Sunrise Television Corp., STC Broadcasting, Inc. and Hicks, Muse & Co. Partners, L.P.(1)
10.6	Financial Advisory Agreement dated as of February 28, 1997, by and among Sunrise Television, STC Broadcasting Inc. and Hicks, Muse & Co,. Partners L.P.(1)
10.7	Securities Purchase Agreement, dated as of February 28, 1997, by and among Sunrise Television Corp., STC Broadcasting, Inc., Hicks, Muse, Tate & Furst Equity Fund III L.P. and Chase Equity Associates.(1)
10.8	Waiver dated March 11, 1998, to the Credit Agreement dated February 28, 1997, by and among STC Broadcasting, Inc., as Borrower, NationsBank of Texas, N.A. as Documentation Agent, The Chase Manhattan Bank, as Administrative and Syndication Agent, and the lenders party thereto.(3)
10.9	Affiliation agreements dated March 2, 1998 between National Broadcast Company, Inc. and STC Broadcasting, Inc.(4)
10.10	Waiver and Second Amendment, dated April 22, 1998 to the Credit Agreement dated February 28, 1997 by and among STC Broadcasting, Inc., and The Chase Manhattan Bank and NationsBank of Texas, N.A.(4)
10.11	Agreement dated July 3, 1998 between the Company and the International Brotherhood of Electrical Workers, AFL-CIO Local No. 1266 representing certain employees of WDTN-TV, Dayton, Ohio. (5)

10.12	Amended and Restated Credit Agreement dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., as borrowers and the Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A. as lenders and agents.(5)
10.13	First Amendment and Assignment and Acceptance dated to the Amended and Restated Credit Agreement dated July 2, 1998 dated as of July 27, 1998 among Sunrise Television Corp., STC Broadcasting, Inc., various lenders as listed on the signature pages, Chase Manhattan Bank, Salomon Brothers Holding Company, Inc., and NationsBank, N.A.(5)
10.14	Primary Television Affiliation Agreement dated June 5, 1998 between STC Broadcasting, Inc., WDTN-TV and the American Broadcasting Companies, Inc.(5)
10.15	Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., KRBC/KACB and NBC Television Network amending the Affiliation Agreement dated December 20, 1995.(5)
10.16	Letter agreement dated March 2, 1998 between STC Broadcasting, Inc., WEYI and NBC Television amending the Affiliation Agreement dated July 10, 1995.(5)
10.17	Agreement dated October 1, 1998 between the Company and the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) Local 1811 representing certain employees of WEYI-TV, Flint, Michigan.(6)
10.18	Second Amendment, dated as of January 29, 1999 to the Amended and Restated Credit Agreement, dated as of July 2, 1998 among Sunrise Television Corp., STC Broadcasting, Inc. and Chase Manhattan Bank, NationsBank NA, and Salomon Brothers Holding Company, Inc.(7)
10.19	Securities Purchase Agreement by and among the Company and Chase Manhattan Corporation, Credit Suisse First Boston Corporation, and Salomon Brothers Holding Company, Inc. dated February 5, 1999.(7)
10.20	Certificate of Designation of the Powers, Preferences and Relative Participating, optional and other special rights of Preferred Stock, Series B dated February 5, 1999.(7)
10.21	Put and Call Agreement dated February 5, 1999 among Hicks Muse Tate & Furst Equity Fund III, L.P. Chase Manhattan Corporation, Credit Suisse First Boston Corporation and Salomon Brothers Holding Company, Inc.(7)
10.22	Escrow Agreement dated February 5, 1999 by and between Company and the Chase Manhattan Bank.(7)
10.23	Engagement letter dated February 5, 1999 between Sunrise Television Corp., the Company and Chase Securities, Inc., Credit Suisse First Boston Corporation and Salomon Smith Barney, Inc.(7)
10.24	Station Affiliation Agreement between FOX Broadcasting Company and STC License Company for station WUPW-TV dated February 2, 1999.(7)
10.25	Agreement dated January 29, 1999 between the Company and the American Federation of Television and Radio Artists, Pittsburgh Local, representing certain employees of WTOV-TV, Steubenville, Ohio.(7)
10.26	Securities Purchase Agreement by and among the Company and Chase Manhattan Corporation, Credit Suisse First Boston Corporation, and Salomon Brothers Holding Company, Inc. dated February 5, 1999.(7)
10.27	Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 21, 1999.(8)

10.28	Preferred Stock Purchase Agreement dated December 30, 1999 by and between Sunrise Television Corp. and STC Broadcasting, Inc.(8)
10.29	Senior Subordinated Note Purchase Agreement by and among Sunrise Television Corp. and Hicks Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P. and Chase Equity Associates, L.P. dated December 30, 1999.(8)
10.30	Stock Purchase Warrant dated December 30, 1999 for the purchase of Sunrise Television Corp., stock by Hicks, Muse, Tate & Furst Equity Fund III, L.P. by Sunrise Television Corp.(8)
10.31	Stock Purchase Warrant dated December 30, 1999 for the purchase of Sunrise Television Corp. stock by HM3 Coinvestors, L.P. by Sunrise Television Corp.(8)
10.32	Stock Purchase Warrant dated December 30, 1999 for the purchase of Sunrise Television Corp. stock by Chase Equity Associates, L.P. by Sunrise Television Corp.(8)
10.33	Agreement between STC Broadcasting, Inc. and the International Brotherhood of Electrical Workers dated September 15, 1999 representing certain employees of television station KFYR in Bismarck, North Dakota.(9)
10.34	Termination Agreement dated as of March 14, 2000 by and among Sinclair Communications, Inc. and STC Broadcasting, Inc.(10)
10.35	Waiver and Sixth Amendment to the Amended and Restated Credit Agreement dated as of December 22, 2000.(15)
10.36	First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and Robert N. Smith.(15)
10.37	First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and Sandy DiPasquale.(15)
10.38	First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and John M. Purcell.(15)
10.39	First Amendment to executive employment agreement dated February 1, 2001 by and among Sunrise Television Corp., STC Broadcasting, Inc. and David A. Fitz.(15)
10.40	Separation Agreement between STC Broadcasting, Inc., Sunrise Television Corp. and John Purcell dated August 1, 2001.(16)
10.41	Non-Competition Agreement dated as of January 3, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., and Robert N. Smith.(17)
10.42	Separation Agreement dated as of January 3, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., and David A. Fitz.(17)
10.43	Separation Agreement dated as of January 3, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., and Sandy DiPasquale.(17)
10.44	Management Services Agreement dated January 7, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., STC License Company, and LIN Television Corporation.(17)
10.45	First Amendment to Monitoring and Oversight Agreement dated as of January 7, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., and Hicks, Muse & Co. Partners, L.P.(17)

10.46	Management Services Agreement dated as of January 7, 2002, among STC Broadcasting, Inc., Sunrise Television Corp., STC License Company and Smith Broadcasting Group, Inc.(17)
10.47	First Amendment to Separation Agreement dated February 12, 2002 among STC Broadcasting, Inc., Sunrise Television Corp. and Sandy DiPasquale. (19)
10.48	Indemnification Agreement dated February 18, 2002 between Sunrise Television Corp. and Robert N. Smith. (19)
10.49	Indemnification Agreement dated February 18, 2002 between Sunrise Television Corp. and William S. Banowsky, Jr. (19)
10.50	Indemnification Agreement dated February 18, 2002 between Sunrise Television Corp. and Dr. William Cunningham. (19)
10.51	Termination and Release Agreement dated February 19, 2002, among Sunrise Television Corp., STC Broadcasting, Inc. and STC License Company and Lin Television Corporation.(19)
12	Statement of fixed charge ratio.(19)
21.1	Subsidiaries of STC Broadcasting, Inc.(19)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of STC Broadcasting, Inc. dated June 19, 1997.

(2)	Incorporated by reference to the Registration Statement on Forms-1/A dated August 13, 1997.

(3)	Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 1997.

(4)	Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period January 1, 1998 to March 31, 1998.

(5)	Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period April 1, 1998 to June 30, 1998.

(6)	Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period July 1, 1998 to September 30, 1998.

(7)	Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 1998.

(8)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 6, 2000.

(9)	Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 1999.

(10)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated March 22, 2000.

(11)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated July 10, 2000.

(12)	Incorporated by reference to the Form 10-Q of STC Broadcasting, Inc. for the period July 1, 2000 to September 30, 2000.

(13)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 9, 2001.

(14)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated February 5, 2001.

(15)	Incorporated by reference to the Form 10-K of STC Broadcasting, Inc. for the year ended December 31, 2000.

(16)	Incorporated by reference to Form 10-Q of STC Broadcasting, Inc. for the quarter ended September 30, 2001.

(17)	Incorporated by reference to the Form 8-K of STC Broadcasting, Inc. dated January 15, 2002.

(18)	Incorporated by reference to Form 8-K of STC Broadcasting, Inc. dated February 12, 2002.

(19)	Filed herewith.